Form 10-Q
period 2025-06-30
New Providence Acquisition Corp. III/Cayman
filed 2025-08-14
CIK 2048948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2025, there were 30,887,075 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 23, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the underwriters of the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to April 25, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to New Providence Acquisition Corp. III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and right agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $12,789,000 to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 25, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 7, 2025, as amended, and declared effective on April 23, 2025 (File No. 333-286411);

●	“Letter Agreement” are to the Letter Agreement, dated April 23, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,915,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with Cantor, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 23, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to New Providence Holdings III, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $301,650,750 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash	$1,086,556	$—
Prepaid insurance	131,113	—
Prepaid expenses	40,477	23,784
Total current assets	1,258,146	23,784
Deferred offering costs	—	53,708
Marketable securities held in Trust Account	303,859,682	—
Total Assets	$305,117,828	$77,492

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accrued offering costs	$75,000	$—
IPO Promissory Note – related party	—	68,020
Due to related party	—	3,002
Accrued expenses	16,003	—
Total current liabilities	91,003	71,022
Deferred underwriting fee payable	12,789,000	—
Total Liabilities	12,880,003	71,022

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 30,015,000 and 0 shares at redemption value of $10.12 and $0.00 per share as of June 30, 2025 and December 31, 2024, respectively	303,859,682	—

Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 872,075 and 0 shares issued and outstanding (excluding 30,015,000 and 0 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	87	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively(1)(2)	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(11,622,694)	(18,530)
Total Shareholders’ (Deficit) Equity	(11,621,857)	6,470
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$305,117,828	$77,492

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).

(2)	At December 31, 2024, included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
General and administrative costs	$156,028	$216,713
Loss from operations	(156,028)	(216,713)

Other income:
Interest earned on marketable securities held in Trust Account	2,208,932	2,208,932
Other income, net	2,208,932	2,208,932
Net income	$2,052,904	$1,992,219

Basic weighted average shares outstanding, Class A Ordinary Shares subject to redemption	22,011,000	11,005,500

Basic net income per share, Class A Ordinary Shares subject to redemption	$0.07	$0.11

Diluted weighted average shares outstanding, Class A Ordinary Shares subject to redemption	22,011,000	11,005,500

Diluted net income per share, Class A Ordinary Shares subject to redemption	$0.07	$0.11

Basic weighted average shares outstanding of Ordinary Shares not subject to redemption	7,882,272	7,203,636

Basic net income per share, Ordinary Shares not subject to redemption	$0.07	$0.11

Diluted weighted average shares outstanding of Ordinary Shares not subject to redemption	8,143,272	7,823,511

Diluted net income (loss) per Ordinary Share, Ordinary Shares not subject to redemption	$0.07	$0.11

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025(1)(2)	—	$—	7,503,750	$750	$24,250	$(18,530)	$6,470

Net loss	—	—	—	—	—	(60,685)	(60,685)

Balance – March 31, 2025 (unaudited)	—	—	7,503,750	750	24,250	(79,215)	(54,215)

Sale of 872,075 Private Placement Units	872,075	87	—	—	8,720,663	—	8,720,750

Fair value of Public Warrants at issuance	—	—	—	—	1,390,695	—	1,390,695

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(103,824)	—	(103,824)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,031,784)	(13,596,383)	(23,628,167)

Net income	—	—	—	—	—	2,052,904	2,052,904

Balance – June 30, 2025 (unaudited)	872,075	$87	7,503,750	$750	$—	$(11,622,694)	$(11,621,857)

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).

(2)	At December 31, 2024, included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the underwriters (see Note 5). As a result of the underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,992,219
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,208,932)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,827)
Prepaid insurance	(131,113)
Accrued expenses	16,003
Due to related party	(3,002)
Net cash used in operating activities	(354,652)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(301,650,750)
Net cash used in investing activities	(301,650,750)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	294,930,000
Proceeds from sale of Private Placement Units	8,720,750
Due from Sponsor	(366,125)
Repayment of due from Sponsor	366,125
Proceeds from IPO Promissory Note - related party	217,025
Repayment of IPO Promissory Note - related party	(285,045)
Payment of offering costs	(490,772)
Net cash provided by financing activities	303,091,958

Net Change in Cash	1,086,556
Cash – Beginning of period	—
Cash – End of period	$1,086,556

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Accretion of Class A Ordinary Shares to redemption value	$23,628,167
Deferred underwriting fee payable	$12,789,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 1 — Organization and Business Operations

New Providence Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 4, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering which are held in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Company’s Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2025, as amended (File No. 333-286411) was declared effective on April 23, 2025 (the “IPO Registration Statement”). On April 25, 2025, the Company consummated the initial public offering of 30,015,000 units (the “ Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,915,000 units (the “Option Units”), at $10.00 per Option Unit, generating gross proceeds of $300,150,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-third of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 872,075 units (the “Private Placement Units” and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to (i) the Company’s sponsor, New Providence Holdings III, LLC (the “Sponsor”), and (ii) Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $8,720,750 (the “Private Placement”), which is described in Note 4. Of those 872,075 Private Placement Units, the Sponsor purchased 611,075 Private Placement Units and Cantor purchased 261,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $18,631,614, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of Deferred Underwriting Fee (as defined in Note 6), and $622,614 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Underwriting Fee held and income taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Following the closing of the Initial Public Offering, on April 25, 2025, an amount of $301,650,750 ($10.05 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement Units, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by April 25, 2027, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.12 per Public Share as of June 30, 2025.

The Ordinary Shares (as defined in Note 2)s subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, dated April 23, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the Trust Account assets, less income taxes payable, if any; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if its estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing (see also Note 5 – “Related Party Loans”) either to complete its Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,086,556 in cash and no cash equivalents as of June 30, 2025 and no cash or cash equivalents as of December 31, 2024.

Marketable Securities Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account, amounting to $303,859,682, was held in money market funds that invest in U.S. treasury securities.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. Public Warrants and Private Placement Warrants, after Management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to its short-term nature.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. There were no Class A Ordinary Shares subject to possible redemption at December 31, 2024. As of June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(1,390,695)
Class A Ordinary Shares issuance costs	(18,527,790)
Plus:
Remeasurement of carrying value to redemption value	23,628,167
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$303,859,682

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period. Diluted net income per share attributable to holders of Ordinary Shares adjusts the basic net income per share attributable to holders of Ordinary Shares and the weighted-average Ordinary Shares outstanding for the potentially dilutive impact of outstanding Warrants. However, because the Warrants are anti-dilutive, they have been excluded from the diluted income per Ordinary Share for the periods presented.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC 480-10-S99, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per Ordinary Share.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30,2025		For the Six Months Ended June 30,2025
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,511,593	$541,311	$1,204,086	$788,133
Denominator
Basic weighted average Ordinary Shares outstanding	22,011,000	7,882,272	11,005,500	7,203,636
Basic net income per Ordinary Share	$0.07	$0.07	$0.11	$0.11

	For the Three Months Ended June 30,2025		For the Six Months Ended June 30,2025
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	Redeemable	non-redeemable
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,498,510	$554,394	$1,164,446	$827,773
Denominator
Diluted weighted average Ordinary Shares outstanding	22,011,000	8,143,272	11,005,500	7,823,511
Diluted net income per Ordinary Share	$0.07	$0.07	$0.11	$0.11

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 4, 2024 (inception).

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On April 25, 2025, the Company sold 30,015,000 Public Units at a purchase price of $10.00 per Public Unit for a total of $300,150,000, which includes the full exercise by the underwriters of the Over-Allotment Option in the amount of 3,915,000 Option Units, at $10.00 per Option Unit. Each Public Unit consists of one Public Share, and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 872,075 Private Placement Units at a price of $10.00 per Private Placement Unit, in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one-third of one Private Placement Warrant. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within the Combination Period, the net proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Warrants contained in the Private Placement Units are identical to the Public Warrants except, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On December 4, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 5,750,000 Class B Ordinary Shares (the “Founder Shares”), to the Sponsor. On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor and therefore the Sponsor now holds 7,503,750 Founder Shares, at approximately, $0.003 per Founder Share. Up to 978,750 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On April 25, 2025, the underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, those 978,750 Founder Shares are no longer subject to forfeiture.

On April 23, 2025, the Sponsor granted membership interests equivalent to an aggregate of 90,000 Founder Shares to the Company’s Chief Financial Officer (“CFO”) and four independent directors of the Company in exchange for their services as CFO and independent directors through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 23, 2025 was $90,000 or $1.00 per share. The Company established the initial fair value Founder Shares on April 23, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the market adjustment of 10.0%, a risk-free rate of 5.35% and a share price of $9.95. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2025 and December 31, 2024, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares and holders of Founder shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into a Letter Agreement with the Company, pursuant to which they have agreed to certain restrictions on the Founder Shares (see Note 1), ((iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to a promissory note (the “IPO Promissory Note”). The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. As of June, 2025 and December 31, 2024, the Company had $0 and $68,020, respectively, outstanding borrowings under the IPO Promissory Note. On April 25, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $285,045. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

As of June 30, 2025 and December 31, 2024, the Sponsor owes the Company an aggregate amount of $0, representing the unpaid balance of the Private Placement Unit purchase by the Sponsor at the closing of the Initial Public Offering.

Administrative Services Agreement

The Company entered into an administrative services agreement, dated April 23, 2025, with the Sponsor (the “Administrative Services Agreement”) through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2025, the Company incurred and paid $42,000 and $62,000 in fees for these services, respectively, of which $20,000 is included in prepaid expenses in the accompanying condensed balance sheets as of June 30, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Registration Rights

The holders of (i) Founder Shares, (ii) Private Placement Units (and their underlying securities) and units that may be issued upon conversion of any Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Public Offering by the holders of the Founder Shares prior to the Initial Public Offering, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of or acquired prior to or in connection with the initial Business Combination pursuant to a registration rights agreement , dated April 23, 2025. These holders are entitled to make up to three demands excluding short form demands and have piggyback registration rights. Cantor may only make a demand on one occasion and only during the five-year period beginning on April 23, 2025. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on April 23, 2025. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On April 25, 2025, the underwriters elected to fully exercise the Over-Allotment Option at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $5,220,000, 2.0% of the gross proceeds of the Public Units sold in the Initial Public Offering, which was paid to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting fee of (i) 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Over-Allotment Option, and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, or $12,789,000 in the aggregate, which will be payable to the underwriters upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated April 23, 2025 (and such discount the “Deferred Underwriting Fee”).

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 872,075 and 0 Class A Ordinary Shares issued and outstanding, excluding the 30,015,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, respectively, there were 7,503,750 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares and the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii)  continuing the company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the Amended and Restated Articles or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of June 30, 2025, there were 10,295,692 Warrants outstanding, including 10,005,000 Public Warrants and 290,692 Private Placement Warrants. At December 31, 2024, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, dated April 23, 2025, by and between the Company and Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption ; and

●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
	Level	2025
Assets:
Marketable securities held in Trust Account	1	$303,859,682

The fair value of the Public Warrants is $1,390,695, or $0.139 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

April 25, 2025
Underlying stock price	$10.00
Exercise price	$11.50
Volatility	4.9%
Remaining term (years)	7.01
Risk-free rate	3.98%
Pre-adjusted value per share	$1.39
Implied market adjustment	10.0%

Note 9 — Segment Information

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the CFO, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2025	December 31, 2024
Cash	$1,086,556	$—
Marketable securities held in Trust Account	$303,859,682	$—

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General administrative costs	$156,028	$216,713
Interest earned on marketable securities held in Trust Account	$2,208,932	$2,208,932

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheets date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on December 4, 2024, formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 4, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $2,052,904, which consists of interest income on marketable securities held in the Trust Account of $2,208,932, offset by general and administrative costs of $156,028.

For the six months ended June 30, 2025, we had net income of $1,992,219, which consists of interest income on marketable securities held in the Trust Account of $2,208,932, offset by general and administrative costs of $216,713.

Liquidity and Capital Resources

The Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to the IPO Promissory Note. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. As of June, 2025 and December 31, 2024, we had $0 and $68,020, respectively, outstanding borrowings under the IPO Promissory Note. On April 25, 2025, we repaid the total outstanding balance of the IPO Promissory Note amounting to $285,045. Borrowings under the IPO Promissory Note are no longer available.

On April 25, 2025, we consummated the Initial Public Offering of 30,015,000 Public Units, which includes the full exercise by the underwriters of their Over-Allotment Option in the amount of 3,915,000 Option Units, at $10.00 per Public Unit, generating gross proceeds of $300,150,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 872,075 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor, generating gross proceeds of $8,720,750. Of those 872,075 Private Placement Units, the Sponsor purchased 611,075 Private Placement Units and Cantor purchased 261,000 Private Placement units.

Following the closing of the Initial Public Offering and the Private Placement, a total of $301,650,750 was placed in the Trust Account. We incurred $18,631,614, consisting of $5,220,000 of cash underwriting fee, $12,789,000 of deferred underwriting fee, and $622,614 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $354,652. Net income of $1,992,219 was affected by interest earned on marketable securities held in the Trust Account of $2,208,932. Changes in operating assets and liabilities utilized $137,939 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $303,859,682 (including approximately $2,208,932 of interest income) was invested in money market funds which invest in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025, we had cash of $1,086,556. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay the Sponsor a monthly fee of $20,000 for office space, utilities, and secretarial and administrative support services pursuant to the Administrative Services Agreement. We began incurring these fees on April 23, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2025, the Company incurred and paid $42,000 and $62,000 in fees for these services, respectively, of which $20,000 is included in prepaid expenses in the accompanying condensed balance sheets as of June 30, 2025.

Underwriting Agreement

The underwriters of the Initial Public Offering had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any. On April 25, 2025, the underwriters elected to fully exercise the Over-Allotment Option at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $5,220,000, 2.0% of the gross proceeds of the Public Units sold in the Initial Public Offering, which was paid to the underwriters upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to the Deferred Fee of (i) 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Over-Allotment Option, and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, or $12,789,000 in the aggregate, which will be payable to the underwriters upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of such unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”., which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on December 4, 2024 (inception).

Management does not believe that any other issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before April 25, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by April 23, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on April 23, 2025, and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until April 25, 2027 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to April 23, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one-third of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $301,650,750 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.12 per Public Share as of June 30, 2025 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreements and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 872,075 Private Placement Units to the Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $8,720,750. Of those 872,075 Private Placement Units, the Sponsor purchased 611,075 Private Placement Units and Cantor purchased 261,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On April 25, 20225, we consummated our Initial Public Offering of 30,015,000 Public Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share, and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $300,150,000.Cantor acted as the sole book runner and representative of the underwriters.

On April 25, 2025, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 872,075 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to our Sponsor and Cantor, generating gross proceeds of $8,720,750.

Following the closing of our Initial Public Offering, a total of $$301,650,750 (which amount includes $12,789,000 of the Deferred Fee) was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 23, 2025, by and between the Company and Cantor, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated April 23, 2025, by and between the Company and Continental, as warrant agent. (1)
10.1	Investment Management Trust Agreement, April 23, 2025, by and between the Company and Continental, as trustee. (1)
10.2	Registration Rights Agreement, dated April 23, 2025, by and among the Company and certain security holders. (1)
10.3	Sponsor Private Placement Units Purchase Agreement, dated April 23, 2025, by and between the Company and the Sponsor. (1)
10.4	Cantor Private Placement Units Purchase Agreement, dated April 23, 2025, by and between the Company and Cantor. (1)
10.5	Letter Agreement, dated April 23, 2025, by and among the Company, its officers, directors, and the Sponsor. (1)
10.6	Administrative Services Agreement, dated April 23, 2025, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on April 25, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PROVIDENCE ACQUISITION CORP. III

Date: August 14, 2025	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Leo Valentine
	Name:	Leo Valentine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)