Form 10-Q
period 2025-09-30
New Providence Acquisition Corp. III/Cayman
filed 2025-11-14
CIK 2048948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, there were 30,887,075 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 14, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 23, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating decision maker;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 25, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to New Providence Acquisition Corp. III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrants agent of our Warrants (as defined below);

●	“Deferred Underwriting Fee” are to the additional fee of $12,789,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 25, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 7, 2025, as amended, and declared effective on April 23, 2025 (File No. 333-286411);

●	“Letter Agreement” are to the Letter Agreement, dated April 23, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,915,000 Public Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with Cantor, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Warrant;

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 23, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to New Providence Holdings III, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $301,650,750 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, April 23, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash	$918,036	$—
Prepaid insurance	91,779	—
Prepaid expenses	52,607	23,784
Total current assets	1,062,422	23,784
Deferred offering costs	—	53,708
Marketable securities held in Trust Account	307,034,251	—
Total Assets	$308,096,673	$77,492

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accrued offering costs	$75,000	$—
IPO Promissory Note – related party	—	68,020
Due to related party	—	3,002
Accrued expenses	931	—
Total current liabilities	75,931	71,022
Deferred Underwriting Fee payable	12,789,000	—
Total Liabilities	12,864,931	71,022

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 30,015,000 and 0 shares at redemption value of $10.23 and $0.00 per share as of September 30, 2025 and December 31, 2024, respectively	307,034,251	—

Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 872,075 and 0 shares issued and outstanding (excluding 30,015,000 and 0 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	87	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(1)(2)	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(11,803,346)	(18,530)
Total Shareholders’ (Deficit) Equity	(11,802,509)	6,470
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$308,096,673	$77,492

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).

(2)	At December 31, 2024, included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
General and administrative costs	$180,652	$397,365
Loss from operations	(180,652)	(397,365)

Other income:
Interest earned on marketable securities held in Trust Account	3,174,569	5,383,501
Other income, net	3,174,569	5,383,501
Net income	$2,993,917	$4,986,136

Basic weighted average shares outstanding, Ordinary Shares subject to redemption	30,015,000	17,435,184

Basic net income per share, Ordinary Shares subject to redemption	$0.08	$0.20

Diluted weighted average shares outstanding, Class A Ordinary Shares subject to redemption	30,015,000	17,435,184

Diluted net income per share, Ordinary Shares subject to redemption	$0.08	$0.20

Basic weighted average shares outstanding of Ordinary Shares not subject to redemption	8,375,825	7,600,112

Basic net income per share, Ordinary Shares not subject to redemption	$0.08	$0.20

Diluted weighted average shares outstanding of Ordinary Shares not subject to redemption	8,375,825	8,010,323

Diluted net income per Ordinary Share, Ordinary Shares not subject to redemption	$0.08	$0.20

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025(1)(2)	—	$—	7,503,750	$750	$24,250	$(18,530)	$6,470

Net loss	—	—	—	—	—	(60,685)	(60,685)

Balance – March 31, 2025 (unaudited)	—	—	7,503,750	750	24,250	(79,215)	(54,215)

Sale of 872,075 Private Placement Units	872,075	87	—	—	8,720,663	—	8,720,750

Fair value of Public Warrants at issuance	—	—	—	—	1,390,695	—	1,390,695

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(103,824)	—	(103,824)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,031,784)	(13,596,383)	(23,628,167)

Net income	—	—	—	—	—	2,052,904	2,052,904

Balance – June 30, 2025 (unaudited)	872,075	$87	7,503,750	$750	$—	$(11,622,694)	$(11,621,857)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,174,569)	(3,174,569)

Net income	—	—	—	—	—	2,993,917	2,993,917

Balance – September 30, 2025 (unaudited)	872,075	$87	7,503,750	$750	$—	$(11,803,346)	$(11,802,509)

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).

(2)	At December 31, 2024, included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,986,136
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,383,501)
Changes in operating assets and liabilities:
Prepaid expenses	(31,957)
Prepaid insurance	(91,779)
Accrued expenses	931
Due to related party	(3,002)
Net cash used in operating activities	(523,172)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(301,650,750)
Net cash used in investing activities	(301,650,750)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	294,930,000
Proceeds from sale of Private Placement Units	8,720,750
Due from Sponsor	(366,125)
Repayment of due from Sponsor	366,125
Proceeds from IPO Promissory Note - related party	217,025
Repayment of IPO Promissory Note - related party	(285,045)
Payment of offering costs	(490,772)
Net cash provided by financing activities	303,091,958

Net Change in Cash	918,036
Cash – Beginning of period	—
Cash – End of period	$918,036

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Accretion of Class A Ordinary Shares to redemption value	$26,802,736
Deferred Underwriting Fee payable	$12,789,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Note 1 — Organization and Business Operations

New Providence Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 4, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an initial Business Combination target in any industry. As of September 30, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2025 (File No. 333-286411), was declared effective on April 23, 2025 (as amended, the “IPO Registration Statement”). On April 25, 2025, the Company consummated the initial public offering of 30,015,000 units (the “ Public Units”) at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,915,000 units (the “Option Units”) at $10.00 per Option Unit, generating gross proceeds of $300,150,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-third of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 872,075 units (the “Private Placement Units” and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to (i) the Company’s sponsor, New Providence Holdings III, LLC (the “Sponsor”), and (ii) Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters of the Initial Public Offering (the “Underwriters”), generating gross proceeds of $8,720,750 (the “Private Placement”), which is described in Note 4. Of those 872,075 Private Placement Units, the Sponsor purchased 611,075 Private Placement Units and Cantor purchased 261,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $18,631,614, consisting of $5,220,000 of cash underwriting fee, the Deferred Underwriting Fee (as defined in Note 6) of $12,789,000, and $622,614 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Underwriting Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Following the closing of the Initial Public Offering, on April 25, 2025, an amount of $301,650,750 ($10.05 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by April 25, 2027, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.23 per Public Share as of September 30, 2025.

The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated April 23, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the Trust Account assets, less income taxes payable, if any; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had operating cash and equivalents of $918,036 and a working capital surplus of $986,491. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements were issued. Management plans to address this uncertainty through a Business Combination.

Note 2 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $918,036 in cash and no cash equivalents as of September 30, 2025 and no cash or cash equivalents as of December 31, 2024.

Marketable Securities Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $307,034,251, was held in money market funds that invest in U.S. treasury securities.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. Warrants, after Management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. There were no Class A Ordinary Shares subject to possible redemption at December 31, 2024. As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(1,390,695)
Class A Ordinary Shares issuance costs	(18,527,790)
Plus:
Remeasurement of carrying value to redemption value	26,802,736
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$307,034,251

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC 480-10-S99, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per Ordinary Share.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	redeemable	non-redeemable
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$2,340,726	$653,191	$3,472,465	$1,513,671
Denominator
Basic weighted average Ordinary Shares outstanding	30,015,000	8,375,825	17,435,184	7,600,112
Basic net income per Ordinary Share	$0.08	$0.08	$0.20	$0.20

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class A and B	Class A	Class A and B
	redeemable	non-redeemable	Redeemable	non-redeemable
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$2,340,726	$653,191	$3,416,485	$1,569,651
Denominator
Diluted weighted average Ordinary Shares outstanding	30,015,000	8,375,825	17,435,184	8,010,323
Diluted net income per Ordinary Share	$0.08	$0.08	$0.20	$0.20

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

Note 3 — Initial Public Offering

On April 25, 2025, the Company sold 30,015,000 Public Units at a purchase price of $10.00 per Public Unit for a total of $300,150,000, which included the full exercise of the Over-Allotment Option in the amount of 3,915,000 Option Units, at $10.00 per Option Unit. Each Public Unit consists of one Public Share, and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Note 5 — Related Party Transactions

Founder Shares

On December 4, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor (the “Founder Shares”). On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor and therefore the Sponsor now holds 7,503,750 Founder Shares, at approximately, $0.003 per Founder Share. Up to 978,750 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On April 25, 2025, the Underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, those 978,750 Founder Shares are no longer subject to forfeiture.

On April 23, 2025, the Sponsor granted membership interests equivalent to an aggregate of 90,000 Founder Shares to the Company’s Chief Financial Officer (“CFO”) and four independent directors of the Company in exchange for their services as CFO and independent directors, respectively, through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 23, 2025 was $90,000 or $1.00 per share. The Company established the initial fair value Founder Shares on April 23, 2025, the date of the agreement governing such grant, using a calculation prepared by a third party valuation team which takes into consideration the market adjustment of 10.0%, a risk-free rate of 5.35% and a share price of $9.95. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2025 and December 31, 2024, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into a Letter Agreement with the Company, pursuant to which they have agreed to certain restrictions on the Founder Shares (see Note 1), (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors or (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had $0 and $68,020, respectively, outstanding borrowings under the IPO Promissory Note. On April 25, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $285,045. Borrowings under the IPO Promissory Note are no longer available.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Due from Sponsor

As of April 25, 2025, the Sponsor owed the Company an aggregate amount of $366,125, representing the unpaid balance of the Private Placement Unit purchase by the Sponsor at the closing of the Initial Public Offering. This balance was repaid during the nine-months ended September 30, 2025. As of September 30, 2025, there were no balances due from Sponsor.

Administrative Services Agreement

The Company entered into an administrative services agreement, dated April 23, 2025, with the Sponsor (the “Administrative Services Agreement”) through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three months ended September 30, 2025, the Company incurred $60,000 and paid $40,000 in fees for these services, respectively. For the nine months ended September 30, 2025, the Company incurred and paid $102,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required (the “Working Capital. Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Registration Rights Agreement

The holders of (i) Founder Shares, (ii) Private Placement Units (and their underlying securities) and units that may be issued upon conversion of any Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Public Offering by the holders of the Founder Shares prior to the Initial Public Offering, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of or acquired prior to or in connection with the initial Business Combination pursuant to a registration rights agreement, dated April 23, 2025, by and between the Company and certain security holders. These holders are entitled to make up to three demands excluding short form demands and have piggyback registration rights. Cantor may only make a demand on one occasion and only during the five-year period beginning on April 23, 2025. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on April 23, 2025. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On April 25, 2025, the Underwriters elected to fully exercise the Over-Allotment Option at a price of $10.00 per Option Unit.

The Underwriters were entitled to a cash underwriting discount of $5,220,000, 2.0% of the gross proceeds of the Public Units sold in the Initial Public Offering, which was paid to the Underwriters upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of (i) 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Over-Allotment Option, and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, or $12,789,000 in the aggregate, which will be payable to the Underwriters upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated April 23, 2025, by and between the Company and Cantor (such discount the “Deferred Underwriting Fee”).

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 there were 872,075 Class A Ordinary Shares issued and outstanding, excluding the 30,015,000 Public Shares subject to possible redemption, respectively. As of December 31, 2024, there were no Class A Ordinary Shares issued and outstanding and no shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, respectively, there were 7,503,750 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares and the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Warrants

As of September 30, 2025, there were 10,295,692 Warrants outstanding, including 10,005,000 Public Warrants and 290,692 Private Placement Warrants. At December 31, 2024, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, dated April 23, 2025, by and between the Company and Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption ; and

●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
	Level	2025
Assets:
Marketable securities held in Trust Account	1	$307,034,251

The fair value of the Public Warrants is $1,390,695, or $0.139 per Public Warrant. The fair value of Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

April 25, 2025
Underlying stock price	$10.00
Exercise price	$11.50
Volatility	4.9%
Remaining term (years)	7.01
Risk-free rate	3.98%
Pre-adjusted value per share	$1.39
Implied market adjustment	10.0%

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Cash	$918,036	$—
Marketable securities held in Trust Account	$307,034,251	$—

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
General administrative costs	$180,652	$397,365
Interest earned on marketable securities held in Trust Account	$3,174,569	$5,383,501

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on December 4, 2024 for the purpose of effecting a Business Combination. Our Sponsor is New Providence Holdings III, LLC.

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on April 23, 2025. On April 25, 2025, we consummated our Initial Public Offering of 30,015,000 Public Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-third of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $300,150,000

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 872,075 Private Placement Units to the Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to us of $ 8,720,750. Of those 872,075 Private Placement Units, the Sponsor purchased 611,075 Private Placement Units and Cantor purchased 261,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $301,650,750 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until April 25, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 4, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,993,917, which consists of interest income on marketable securities held in the Trust Account of $3,174,569, offset by general and administrative costs of $180,652.

For the nine months ended September 30, 2025, we had net income of $4,986,136, which consists of interest income on marketable securities held in the Trust Account of $5,383,501, offset by general and administrative costs of $397,365.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $301,650,750 was initially placed in the Trust Account. We incurred fees of $18,631,614, consisting of $5,220,000 of cash underwriting fee, the Deferred Underwriting Fee of $12,789,000, and $622,614 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $523,172. Net income of $4,986,136 was affected by interest earned on marketable securities held in the Trust Account of $5,383,501. Changes in operating assets and liabilities utilized $125,807 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $307,034,251 (including approximately $5,383,501 of interest income), which was invested in money market funds that invest in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Underwriting Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2025, we had cash held outside of the Trust Account of approximately $918,036 and a working capital surplus of $986,491. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025, or the completion of our Initial Public Offering. The loan of $285,045 was fully repaid upon the consummation of our Initial Public Offering on April 25, 2025. No additional borrowing is available under the IPO Promissory Note. As of September 30, 2025 and December 31, 2024, we had $0 and $68,020, respectively, outstanding borrowings under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025 and December 31, 2024, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 25, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on April 23, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended September 30, 2025, the Company incurred $60,000 and paid $40,000, respectively in fees for these services under the Administrative Services Agreement. For the nine months ended September 30, 2025, the Company incurred and paid $102,000 in fees for these services under the Administrative Services Agreement.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any. On April 25, 2025, the Underwriters elected to fully exercise the Over-Allotment Option at a price of $10.00 per Option Unit.

The Underwriters were entitled to a cash underwriting discount of $5,220,000, 2.0% of the gross proceeds of the Public Units sold in the Initial Public Offering, which was paid to the Underwriters upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Underwriting Fee of (i) 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Over-Allotment Option, and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, or $12,789,000 in the aggregate, which will be payable to the Underwriters upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Q2 Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 Q2 Form 10-Q.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEW PROVIDENCE ACQUISITION CORP. III

Date: November 14, 2025	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Leo Valentine
	Name:	Leo Valentine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)