Form 10-K
period 2025-12-31
New Providence Acquisition Corp. III/Cayman
filed 2026-03-31
CIK 2048948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (561) 231-7070

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒         No  ☐

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Capital Market tier of The Nasdaq Stock Market LLC, was $306,153,000.

As of March 31, 2026, there were 30,887,075 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. III

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Abra Business Combination (as defined below);

●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of Abra (as defined below);

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 14, 2025;

●	“2025 Third Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 14, 2025;

●	“Abra” are to Abra Financial Holdings, Inc., a Delaware corporation;

●	“Abra BCA” are to the Business Combination Agreement, dated March 16, 2026, we entered into with (i) Abra and (ii) Merger Sub;

●	“Abra Business Combination” are to the transactions contemplated by the Abra BCA and the related ancillary documents, collectively;

●	“Abra Registration Statement” are to the Registration Statement on Form S-4 to be filed with the SEC in connection with the Abra Registration Statement, which will include a preliminary proxy statement/prospectus;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 23, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“CBIZ” are to CBIZ CPAs P.C., our independent registered public accounting firm;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of April 4, 2025;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 25, 2027, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to New Providence Acquisition Corp. III, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $12,789,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 25, 2025;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 7, 2025, as amended, and declared effective on April 23, 2025 (File No. 333-286411);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated April 23, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Merger” are to Merger Sub merging with and into Abra, with Abra continuing as the surviving entity;

●	“Merger Sub” are to Aether Merger Sub I, Corp., a Delaware corporation and our direct wholly owned subsidiary;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“NPA I” are to New Providence Acquisition Corp., a SPAC;

●	“NPA II” are to New Providence Acquisition Corp. II, a SPAC;

●	“Option Units” are to the 3,915,000 Public Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with Cantor, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

v

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.33 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 23, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to New Providence Holdings III, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $301,650,750 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated April 23, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, April 23, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated April 23, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on December 4, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the Abra Business Combination (as described below). We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on April 23, 2025. On April 25, 2025, we consummated our Initial Public Offering of 30,015,000 Public Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $300,150,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 872,075 Private Placement Units to our Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $8,720,750. Of those 872,075 Private Placement Units, the Sponsor purchased 611,075 Private Placement Units and Cantor purchased 261,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $301,650,750, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Alexander Coleman, our co-Chairman and co-Chief Executive Officer, and (i) Gary P. Smith, our co-Chairman and co-Chief Executive Officer. We must complete our initial Business Combination by (x) April 25, 2027, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (y) such earlier liquidation date as our Board may approve or (z) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Abra Business Combination

The below subsection describes the material provisions of the Abra BCA, but does not purport to describe all the terms thereof. This summary of the Abra BCA is qualified in its entirety by reference to the complete text of the Abra BCA, a copy of which is included in the Report as Exhibit 2 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Abra BCA. Unless otherwise indicated, this Report does not assume the closing of the Abra Business Combination.

General Description of the Abra BCA

On March 16, 2026, we entered into the Abra BCA with Abra and the Merger Sub. Pursuant to the Abra BCA and subject to the terms and conditions set forth therein, (i) on or prior to the closing (the “Closing”, and the date and time of the Closing, the “Closing Date”) of the Abra BCA, we will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act and the applicable provisions of the Delaware General Corporation Law (the “Domestication”); and (ii) following the Domestication, (A) Merger Sub will merge with and into Abra, with Abra continuing as the surviving entity (the “Merger”) and, as a result of which, each issued and outstanding share of Abra immediately prior to the effective time of the Merger shall no longer be outstanding and shall automatically be cancelled in exchange for a number of shares of our common stock (the “SPAC Common Stock”) equal to the (i) the Merger Consideration, divided by (ii) the Fully-Diluted Company Shares (the “Exchange Ratio”). As a result of the Merger and the other transactions contemplated by the Abra BCA, Abra will become our wholly-owned subsidiary, all upon the terms and subject to the conditions set forth in the Abra BCA.

Additionally, at the effective time of the Merger (the “Effective Time”), each outstanding and unexercised option (each, an “Abra Option”) to purchase common stock of Abra, par value $0.0001 per share (the “Abra Common Stock”) will be assumed by and become an option of our Company (each, an “Assumed Option”) containing the same terms, conditions, vesting and other provisions as are currently applicable to such Abra Options, provided that each Assumed Option will be exercisable for the number of shares of SPAC Common Stock equal to the Exchange Ratio multiplied by the number of shares of Abra Common Stock subject to the Abra Option as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the per share exercise price of the Abra Option divided by the Exchange Ratio, rounded up to the nearest whole cent.

Consideration

The aggregate consideration to be delivered to the security holders of Abra as of the Effective Time (collectively, the “Company Security Holders”) will be a number of newly issued shares of SPAC Common Stock equal to Seven Hundred Fifty Million U.S. Dollars ($750,000,000), divided by the Redemption Price (as defined in the Abra BCA) (the “Merger Consideration”), with each holder of Abra Common Stock (each, a “Company Stockholder”) receiving for each share of Abra Common Stock held, a number of shares of SPAC Common Stock equal to the Exchange Ratio.

The “Fully-Diluted Company Shares” means (a) the total number of issued and outstanding shares of Abra Common Stock issued and outstanding as of immediately prior to the Effective Time, plus (b) the aggregate number of shares of Abra Common Stock issuable upon, or pursuant to, the exercise of Abra Options that are issued and outstanding as of immediately prior to the Effective Time, treating such outstanding Abra Options as having been exercised in full (calculated using the treasury stock method of accounting).

Representations and Warranties

The Abra BCA contains representations and warranties that are reasonably customary for similar transactions that are made by the parties as of the date of the Abra BCA, or other specified dates, solely for the benefit of certain of the parties to the Abra BCA, and in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Abra BCA or in information provided pursuant to certain disclosure schedules to the Abra BCA. “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (i) the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (ii) the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the Merger, subject to customary exceptions.

No Survival

The representations and warranties of the parties contained in the Abra BCA terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Abra BCA do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party to the Abra BCA has agreed to use its commercially reasonable efforts, and to cooperate fully with one another, to consummate the Abra Business Combination. The Abra BCA also contains certain customary covenants by each of the parties that apply during the period between the signing of the Abra BCA and the earlier of the Closing or the termination of the Abra BCA (the “Interim Period”), including (i) the provision of access to the applicable party’s properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) the current and timely filing of our public filings; (iv) no insider trading; (v) notifications to the other parties of certain breaches, consent requirements and other matters; (vi) obtaining third party and regulatory approvals; (vii) tax matters; (viii) further assurances; (ix) public announcements; (x) confidentiality; and (xi) other covenants. The Abra BCA also contains certain customary post-Closing covenants, including, without limitation, in regard to (1) tax matters; (2) the maintenance of books and records; and (3) the indemnification of directors and officers.

Additionally, both our Company and Abra agreed that it will not solicit or enter into a competing alternative transaction, in accordance with customary terms and provisions set forth in the Abra BCA.

We agreed that we will not approve, endorse or recommend, or publicly propose to approve, endorse or recommend, any Acquisition Proposal (as defined in the Abra BCA), or otherwise change, withdraw, withhold, qualify or modify our recommendation to our shareholders for approval of the Abra BCA and the Abra Business Combination (a “Change of Recommendation”); provided, however, that if our Board of Directors, after consultation with our legal counsel, determines in good faith, that the failure to make a Change of Recommendation would be a breach of our fiduciary duties to our shareholders under applicable law, then our Board of Directors may make a Change of Recommendation, provided that we deliver, pursuant to procedures set forth in the Abra BCA, at least 48 hours’ advance written notice advising Abra of such withdrawal or modification; provided that any Change of Recommendation shall not affect our obligations to call an extraordinary general meeting to approve our Shareholder Approval Matters (as defined in the Abra BCA).

Abra will deliver to us financial statements of Abra audited by a PCAOB-qualified auditor in accordance with PCAOB auditing standards, accompanied by an unqualified opinion of the auditor thereon (collectively, the “Audited Financials”), as soon as reasonably practicable after the date of the Abra BCA, but no later than forty-five (45) days from the date of the Abra BCA (the “Audit Delivery Date”). In addition, Abra will deliver to us unaudited quarterly financial information through the Closing Date and for such periods as required by applicable law or SEC Guidance to be included in the Abra Registration Statement.

Our Company and Abra will, as promptly as practicable after the date of the Abra BCA, prepare and file the Abra Registration Statement with the SEC in connection with the registration under the Securities Act, of the securities of our Company to be issued pursuant to the Abra Business Combination, which will contain a proxy statement/prospectus for the solicitation of proxies from our shareholders to approve the Abra BCA, the Abra Business Combination and related matters at an extraordinary general meeting of our shareholders (the “SPAC Special Meeting”), and providing our Public Shareholders with an opportunity to request redemption of their Public Shares in connection with the Abra Business Combination, as required by our Amended and Restated Articles and our IPO Registration Statement (the “Abra Redemptions”).

As promptly as practicable after the Abra Registration Statement has become effective (and in all cases within two (2) business days following such date), Abra will obtain and deliver to us a written consent of Abra’s stockholders in order to approve the Abra BCA and each of the ancillary documents to which Abra is or is required to be a party or bound and the consummation of the transactions contemplated thereby (the “Abra Stockholder Approval”). At our request, Abra shall make the members of its management reasonably available to participate in management presentations, “road shows,” rating agency presentations, meetings with financing sources and similar events in connection with obtaining the approval of our shareholders, any “share recycling” efforts by our Company and the obtaining of any debt or equity financing (including Transaction Financing (as defined below), ratings or governmental or other third-party approvals.

The parties shall take all action necessary so that, effective at the Closing, the post-Closing board of directors of our Company will consist of seven (7) individuals, one (1) of whom will be designated by us (who shall be an independent director in accordance with the requirements of Nasdaq, three (3) of whom will be designated by Abra (at least one (1) of whom shall be an independent director in accordance with the requirements of Nasdaq), one (1) person who shall be our chief executive officer immediately following the Closing, and two (2) additional members (who shall be independent directors in accordance with the requirements of Nasdaq) to be mutually agreed upon by our Company and Abra prior to the Closing, each of whom shall have expertise in the financial technology/financial regulation industry. The parties shall also take all action necessary so that the individuals serving as the chief executive officer and chief financial officer, respectively, of our Company immediately after the Closing will be the same individuals (in the same office) as that of Abra immediately prior to the Closing (unless, at its sole discretion, Abra desires to appoint another qualified person to either such role, in which case, such other person(s) identified by Abra shall serve in such role or roles).

During the Interim Period, our Company and Abra shall use reasonable best efforts to enter into written agreements for Transaction Financings with aggregate proceeds of at least $150 million (on such terms and structuring and using such strategy, placement agents and approach, as our Company and Abra shall mutually agree). “Transaction Financing” means a capital raising transaction in connection with the Abra Business Combination structured as one or a combination of common equity, preferred equity, convertible equity or debt, non-redemption or backstop arrangements with respect to the Trust Account, a committed equity facility, debt facility, and/or other sources of cash or cash equivalents, in each case, whether such investment is into our Company or Abra.

Conditions to Closing

The obligations of the parties to consummate the Abra Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the Abra BCA and the Abra Business Combination and related matters by the requisite vote of each of our shareholders and Abra’s stockholders; (ii) the expiration or termination of any waiting period applicable to the consummation of the Abra BCA under any antitrust laws; (iii) obtaining material regulatory approvals; (iv) no law or order preventing or prohibiting the Abra Business Combination; (v) appointment of the Post-Closing Board consistent with the requirements of the Abra BCA; (vi) the effectiveness of the Abra Registration Statement; (vii) we shall have amended and restated our certificate of incorporation in a form satisfactory to us and Abra; (viii); the SPAC Common Stock shall have been approved for listing on Nasdaq upon the Closing; and (ix) we shall have adopted, on or prior to the Closing, an equity incentive plan in a form satisfactory to us and Abra, and which will provide for awards for a number of shares of SPAC Common Stock representing a percentage (to be mutually agreed upon by us and Abra) of the aggregate number of shares of SPAC Common Stock issued and outstanding immediately after the Closing.

In addition, unless waived by Abra, the obligations of Abra to consummate the Abra Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of our Company relating to organization and standing, authorization, non-contravention, capitalization (other than certain portions of such representation in the Abra BCA) and finders and brokers being true and correct in all material respects on and as of the date of the Abra BCA and as of the Closing Date; (ii) the representations and warranties of our Company set forth in certain portions of the capitalization representation being true and correct in all respects (except for de minimis inaccuracies) on and as of the date of the Abra BCA and as of the Closing Date; (iii) all other representations and warranties of our Company being true and correct (without giving effect to any limitations as to “materiality” or any similar limitation set forth herein) in all respects on and as of the date of the Abra BCA and as of the Closing Date, as though made on and as of the Closing Date, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect; (iv) our Company having performed in all material respects its obligations and complied in all material respects with the covenants and agreements under the Abra BCA required to be performed or complied with by us on or prior to the Closing Date; and (v) the sum of (x) the aggregate cash proceeds available for release from the Trust Account (after giving effect to the completion and payment of the Abra Redemptions), plus (y) the net proceeds of any Transaction Financings, shall equal or exceed $40,000,000 after deducting all Expenses (as defined in the Abra BCA) of our Company and Abra (the “Net Cash Proceeds”).

Unless waived by us, our obligations to consummate the Abra Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of Abra relating to organization and standing, authorization, non-contravention, capitalization (other than the certain portions of such representation in the Abra BCA) and finders and brokers being true and correct (without giving effect to any limitation as to “materiality” set forth therein) in all material respects on and as of the date of the Abra BCA and as of the Closing Date; (ii) the representations and warranties set forth in certain portions of the capitalization representation being true and correct in all respects on and as of the date of the Abra BCA and as of the Closing Date; (iii) all other representations and warranties of Abra being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth herein) in all respects on and as of the date of the Abra BCA and on and as of the Closing Date, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect; (iv) Abra having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the Abra BCA required to be performed or complied with on or prior to the Closing Date; (v) absence of any Material Adverse Effect with respect to Abra since the date of the Abra BCA; (vi) the Non-Competition Agreement (as defined in the Abra BCA), each Lock-Up Agreement (as defined below), the Insider Letter Amendment (as defined in the Abra BCA) and the Amended Registration Rights Agreement (as defined below) being in full force and effect as of the Closing; (vii)  certain related party loans issued by Abra to its officers and directors having been repaid or cancelled; (viii) our Company having received an employment agreement, effective as of the Closing, in form and substance reasonable to us, between William Barhydt and our Company, and each such employment agreement duly executed by the parties thereto; (ix) Abra shall have delivered to us evidence that consents from certain specified lenders have been received; (x) Abra shall have delivered to us evidence that certain trademark assignment(s) shall have been completed; (xi) Abra shall have delivered to us evidence that certain securities of Plutus Financial Holdings, Inc. (“Plutus”) have been satisfied in accordance with the terms of a letter agreement, by and between Plutus and Abra; (xii) Abra shall have delivered to us a Foreign Investment in Real Property Tax Act certificate; and (xiii) Abra shall have delivered to us certain documentation with respect to its F Reorganization (as defined in the Abra BCA).

Termination

The Abra BCA may be terminated at any time prior to the Closing by either us or Abra if the Closing does not occur by October 15, 2026, or such other date as may be extended pursuant to the Abra BCA.

The Abra BCA may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of our Company and Abra; (ii) by written notice by either our Company or Abra to the other if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Abra Business Combination, and such order or other action has become final and non-appealable; (iii) by Abra for our uncured material breach of Abra BCA, such that the related closing condition would not be met; (iv) by us for Abra’s uncured material breach of the Abra BCA, such that the related closing condition would not be met; (v) by us, if there shall have been a Material Adverse Effect on Abra following the date of the Abra BCA which is (or are) not cured or cannot be cured prior to twenty (20) business days after written notice thereof is delivered to Abra; (vi) by either Abra or us if we hold the SPAC Special Meeting to approve the Abra BCA and the Abra Business Combination, and such approval is not obtained; (vii) by either Abra or us if Abra does not receive its stockholder approval within ten (10) business days following the Abra Registration Statement being declared effective by the SEC; and (viii) by written notice from us to Abra if Abra has not delivered the Audited Financials on or before the Audit Delivery Date.

If the Abra BCA is terminated, all further obligations of the parties under the Abra BCA (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, trust fund waiver, and customary miscellaneous provisions) will terminate, and no party to the Abra BCA will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Abra BCA prior to such termination.

Trust Account Waiver

Abra agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account held for our Public Shareholders, and has agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Governing Law

The Abra BCA is governed by New York law and, the parties are subject to exclusive jurisdiction of federal and state courts located in New York County, State of New York (and any appellate courts thereof).

Ancillary Agreements

Company Support Agreement

Simultaneously with the execution of the Abra BCA, stockholders of Abra holding capital stock of Abra sufficient to approve the adoption of the Abra BCA and approve the Merger and the other transactions contemplated by the Abra BCA (the “Company Support Stockholders”) entered into support agreements (each, a “Company Support Agreement”), pursuant to which, among other things, each Company Support Stockholder agreed to vote its shares of capital stock of Abra (the “Subject Stock”) in favor of the adoption of the Abra BCA, the ancillary documents, the approval of the Abra Business Combination and any amendments to Abra’s organizational documents in connection therewith, subject to certain customary conditions. Each Company Support Stockholder also agreed to take certain other actions in support of the Abra BCA and the Abra Business Combination (and any actions required in furtherance thereof) and to refrain from taking actions that would adversely affect their ability to perform such Company Support Stockholder’s obligations under the Company Support Agreement and each such Company Support Stockholder unconditionally and irrevocably waived any and all pre-emption rights, rights of first offer, rights of first refusal, rights of participation, tag-along rights and all other similar rights that such Company Support Stockholder may have in respect of the Abra Business Combination. Each Company Support Stockholder also agreed not to transfer their Subject Stock during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, subject to certain customary exceptions.

Lock-Up Agreements

Simultaneously with the execution of the Abra BCA, certain stockholders of Abra (the “Lock-Up Holders”) entered into lock-up agreements (each, a “Lock-Up Agreement”), pursuant to which each Lock-Up Holder agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of SPAC Common Stock to be received by such Lock-Up Holder in the Abra Business Combination, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of SPAC Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is eighteen (18) months after the Closing (subject to early release on the earlier upon (x) the date on which the volume-weighted average trading price of SPAC Common Stock quoted on Nasdaq (or such other exchange on which the SPAC Common Stock may then be listed) is greater than or equal to $12.50 for any 10 trading days within any 20 trading day period beginning after the Closing and (y) subsequent to the Closing, the date on which we consummate a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of SPAC Common Stock for cash, securities, or other property), subject to certain customary transfer exceptions.

Sponsor Support Agreement

Simultaneously with the execution of the Abra BCA, our Company, Abra and our Sponsor, entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to (A) waive its anti-dilution rights with respect to the Founder Shares held by the Sponsor; and (B) vote all of our Ordinary Shares held by it in favor of (i) the Abra BCA and the Abra Business Combination (ii) each other proposal included in the proxy statement for the SPAC Special Meeting and for which our Board of Directors has recommended that the our shareholders vote in favor and against any competing transaction. In addition to the foregoing, the Sponsor Support Agreement prevents transfers of the securities of our Company held by the Sponsor between the date of the Sponsor Support Agreement and its termination, subject to certain limited exceptions. Additionally, the Sponsor agreed to amend the Letter Agreement as follows:

With respect to 50% of the Founder Shares (the “Unlocked Founder Shares”):

(a) If the Net Cash Proceeds upon the Closing are less than $75 million, the Unlocked Founder Shares shall be subject to Lock-Up (as defined in the Letter Agreement) for a period of 180 days following the Closing;

(b) If the Net Cash Proceeds are equal to or greater than $75 million, but less than $100 million, the Unlocked Founder Shares shall be subject to Lock-Up for a period of 90 days following the Closing;

(c) If the Net Cash Proceeds are equal to or greater than $100 million, the Unlocked Founder Shares shall not be subject to Lock-Up and will be freely tradeable upon the Closing (subject to any restrictions imposed by the Securities Act).

With respect to the remaining 50% of the Founder Shares, such Founder Shares shall be subject to a lock-up period of eighteen (18) months from the Closing (the “Lock-Up Period”), provided, that such Founder Shares will released from Lock-Up (as defined in the Letter Agreement), during the Lock-Up Period, the volume-weighted average price of SPAC’s common stock is equal to or greater than $12.50 for 10 trading days in any 20-trading day period.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution and delivery of the Abra BCA, Mr. Barhydt, the chief executive officer of Abra (the “Non-Compete Party”), entered into a Non-Competition and Non-Solicitation Agreement (the “Non-Competition Agreement”) in favor of our Company and our subsidiaries (the “Covered Parties”), pursuant to which the Non-Compete Party agreed for a period of two years after the Closing not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. The Non-Compete Party also agreed not to disparage the Covered Parties and to customary confidentiality requirements.

Amended and Restated Registration Rights Agreement

Prior to the Closing, our Company, the Sponsor and certain stockholders of Abra will enter into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) that will amend and restate the Registration Rights Agreement, pursuant to which such stockholders of Abra, along with certain existing shareholders of our Company, will be entitled to customary demand and piggyback registration rights.

The form of Company Support Agreement, form of Lock-Up Agreement, Sponsor Support Agreement, Non-Competition Agreement and form of Amended and Restated Registration Rights Agreement, are filed herein as Exhibits 10.10, 10.11, 10.12, 10.13 and 10.14, and are incorporated herein by reference, and the foregoing descriptions of the Company Support Agreement, Lock-Up Agreement, Sponsor Support Agreement, Non-Competition Agreement and Amended and Restated Registration Rights Agreement are qualified in their entirety by reference thereto.

Our Management Team and Board of Directors

Our Management Team has proven track records in identifying undervalued companies and cultivating strategies to maximize their operating results and market potential, thereby generating value for stockholders. Our Management Team is led by our co-Chairmen and co-Chief Executive Officers, Alexander Coleman and Gary P. Smith, who have worked together for almost two decades, including most recently with NPA I and NPA II:

●

NPA I. NPA I went public in September 2019, generating gross proceeds of $230,000,000, and completed a business combination with AST & Science LLC, a Delaware limited liability company (“AST”) on April 6, 2021 (the “AST Business Combination”). AST is building the first, and only, space-based global broadband cellular network to operate directly with standard, unmodified mobile devices based on its extensive intellectual property and patent portfolio. Its team of engineers and space scientists are on a mission to eliminate the connectivity gaps faced by today’s five billion mobile subscribers and finally bring broadband to the billions who remain unconnected. On April 6, 2021, the following occurred: (a) NPA I was appointed as the managing member of AST and AST became a subsidiary of NPA I; (b) NPA I changed its name to “AST SpaceMobile, Inc.”; (c) immediately prior to the closing of the AST Business Combination, all then-outstanding shares of Class B common stock, par value $0.0001 per share, of NPA I (“NPA Class B Common Stock”) held by NPA I’s sponsor (the “Sponsor Stock”) converted into shares of Class A common stock, par value $0.0001 per share, of NPA I (“NPA Class A Common Stock”) immediately prior to the AST Business Combination; (d) each share of NPA Class A Common Stock, including those converted as described in (c) above, was converted into one share of Class A common stock of AST, and each warrant of NPA I (an “NPA Warrant”) was converted into one warrant of AST; (e) AST restructured its capitalization, appointed NPA I as its managing member and issued to NPA I 51,729,704 units of ownership interest in AST (the “AST Common Units”), in exchange for which AST received the approximately $227.0 million remaining in NPA I’s trust account following (i) the $4.8 million payment of deferred underwriting commissions (ii) $0.2 million of redemptions made in connection with NPA I’s special meeting of stockholders relating to the AST Business Combination and (iii) the repayment of a $0.6 million related party loan between AST and NPA I; (f) AST issued to the Company warrants to purchase up to 17,600,000 AST Common Units; (g); certain PIPE investors purchased 23,000,000 shares of Class A Common Stock; (h) NPA I issued 51,636,922 shares of NPA Class B Common Stock, which carries one vote per share but no economic rights to the Existing AST Equityholders (other than Avellan); and (i) NPA I issued 78,163,078 shares of Class C common stock of NPA I, which carries ten votes per share, but no economic rights to Avellan. In connection with the acquisition, less than 1% of NPA I’s public shares were redeemed. AST SpaceMobile’s closing price on March 26, 2026 was $87.86.

●	NPA II. NPA II went public in November 2021, generating gross proceeds of $250,000,000. NPA II experienced redemptions of approximately 79% of its public shares in connection with an extension in May 2023 and approximately 23% of its remaining public shares in connection with an extension in May 2024. In November 2024, NPA II commenced its liquidation.

We believe that our Management Team is well-positioned to identify an attractive target business within the consumer industry and that our proprietary deal sourcing network, including fellow industry executives, private owners, private equity funds, and investment bankers, enable us to pursue a broad range of opportunities across the consumer industry landscape. We believe that our ability to identify and implement operating improvements is central to our differentiated acquisition strategy, and that our relationships in the industry and network of past colleagues and associates greatly assist our transaction due diligence and execution.

The past performance of our Management Team or our Board is not a guarantee of success with respect to any Business Combination we may consummate, including the Abra Business Combination. You should not rely on the historical record of our Management Teams’ or our Board’s performance as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial Business Combination opportunities. Additionally, in recent years, a number of target businesses have underperformed financially post-Business Combination. There are no assurances that the target business with which we consummate our initial Business Combination will perform as anticipated, including Abra.

We believe our Management Team have the skills and experience to identify, evaluate and consummate a Business Combination and is positioned to assist businesses we acquire. However, our Management Team’s network and investing and operating experience do not guarantee a successful initial Business Combination. The members of our Management Team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial Business Combination, and their expertise may only be of benefit to us until our initial Business Combination is completed.

Our Sponsor

Our Sponsor is a Delaware limited liability company, which was formed in November 7, 2024 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. Alex Coleman and Gary Smith are the managing members of New Providence Holdings III, LLC and hold voting and investment discretion with respect to the securities held of record by the Sponsor. Messrs. Coleman and Smith own membership interests in our Sponsor. Our Chief Financial Officer, Leo Valentine, has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor. In addition, each of our independent directors have received, for their services as a director, an indirect interest in 10,000 Founder Shares through membership interests in our Sponsor, but have no right to control the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise. Other than Messrs. Coleman and Smith, none of the other members of our Sponsor participate in our Company’s activities. As of the date of this Report, Messrs. Coleman and Smith each hold 19.5% of the Sponsor membership interests reflecting indirect interests in the Founder Shares held by our Sponsor and 4.1% of the Sponsor membership interests reflecting indirect interests in the Private Placement Units held by our Sponsor.

Because our Sponsor acquired the Founder Shares at a nominal price, our Public Shareholders incurred immediate and material dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Warrants included in the Units. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares underlying the Private Placement Units), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of any Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with the initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, the cashless exercise of the Public Warrants and Private Placement Units would further increase the dilution to our public shareholders.

In addition, in order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to a lock-up and restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units and securities (including the securities underlying the Private Placement Units). Our Letter Agreement may be amended without shareholder approval. Such transfer restrictions have been amended in connection with Business Combinations for certain other SPACs. While we do not expect our Board to approve any amendment to the Letter Agreement prior to our initial Business Combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement.

Business Strategy & Competitive Strengths

Our acquisition and value creation strategy will be to identify, acquire and, after the initial Business Combination, build a company in the consumer sector, which complements the experience of our Management Team and which can benefit from their management and operating expertise. In addition to leveraging our Management Team’s network of proprietary and public transaction sources, where we believe the combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of an existing business to improve its value proposition, we also plan to use the following competitive strengths to our advantage in the search and combination process:

●	extensive experience in both investing in and operating across the consumer sector;

●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

●	relationships with sellers, financing providers and target management teams; and

●	experience in executing transactions in the consumer sector under varying economic and financial market conditions.

These networks have provided our Management Team with a robust flow of Business Combination opportunities, including the Abra Business Combination. In addition, target business candidates are brought to our attention from various unaffiliated sources, which include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of the Initial Public Offering, members of our Management Team have communicated with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and have pursued and reviewed potentially interesting leads, including Abra.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, including Abra. We seek to acquire a company which:

●	Has a market and/or cost leadership position and would benefit from our management expertise and extensive relationships (i.e., “rewards stellar management”);

●	Occupies relatively fast-growing markets (i.e., “top line growth”);

●	Has strong drivers of revenue and earnings growth and exhibits “barriers to competition”;

●	Has the potential to generate strong and stable free cash flow;

●	Is underperforming its operating potential and underutilizing its balance sheet; and

●	By “creating strategic value” offers an attractive risk-adjusted return for our stockholders.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria guidelines as well as other considerations, factors, criteria and guidelines that our Management Team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that, in our judgement, does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the Abra Registration Statement.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as Abra, we conduct an extensive due diligence review that encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our Management Team’s operational and capital planning experience.

Each of our directors and officers directly or indirectly, owns Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination, other than Abra. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. Our Amended and Restated Articles provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. As a result, the fiduciary duties of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target, which could materially affect our ability to complete our initial Business Combination.

The time required to complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty, including the Abra Business Combination. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Because there are numerous SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other SPACs in pursuing Business Combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination, as will be the case for the Abra Business Combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until April 25, 2027 to consummate an initial Business Combination or until such earlier liquidation date as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

If we are unable to complete our initial Business Combination within the Combination Period, or by such earlier liquidation date as our Board of Directors may approve, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions as further described herein. While the pro rata Redemption Price was approximately $10.33 per Public Share as of December 31, 2025, we cannot assure our Public Shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, if any, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If we do not consummate the Abra Business Combination and our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses, such as Abra. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of $309,996,143 (before redemptions, taxes payable on the interest earned, if any, and payment of the Deferred Fee), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Potential Additional Financings

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. None of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

We believe our Management Team’s significant operating and transaction experience and relationships provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, the reputation of our Management Team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions that were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team provide us important sources of investment opportunities.

In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our Initial Public Offering prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. While Abra is not affiliated with our Sponsor, officers or directors, in the event we do not consummate the Abra Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Abra. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Abra when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Abra Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including the Abra Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

Other than as described above in connection with the Abra Business Combination, we cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business (as is the case with the Abra Business Combination as currently contemplated) or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

See “Abra Business Combination” above for more information on the requisite approvals in connection with the Abra Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers and their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. To the extent that any Public Shares are purchased such purchases will be in compliance with all of the requirements set forth in “Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01” promulgated by the SEC, including that such Public Shares will not be voted.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers and their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers and their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers and their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers and their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers and their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Abra Registration Statement would disclose the possibility that our Sponsor, directors, officers and their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers and their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination, such as the Abra Registration Statement, transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers and their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers and their affiliates, along with the purchase price;

○	the purpose of the purchases by our Sponsor, directors, officers and their affiliates;

○	the impact, if any, of the purchases by our Sponsor, directors, officers and their affiliates on the likelihood that the Business Combination transaction will be approved;

○	the identities of our security holders who sold to our Sponsor, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was approximately $10.33 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may, and the Abra Business Combination does, impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

See “Abra Business Combination” above for more information on redemptions of our Public Shares in connection with the Abra Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, as we will with respect to the Abra Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares and Private Placement Shares, we would need 11,080,588 shares, or approximately 36.92%, of the 30,015,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved by an Ordinary Resolution, assuming all outstanding shares are voted, and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles, vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our Sponsor’s Founder Shares and Private Placement Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination by an Ordinary Resolution. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution, we would need 17,479,059 shares, or approximately 58.23% of the 30,015,000 Public Shares sold in the Initial Public Offering, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved by a Special Resolution, assuming the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles, vote their shares, we would need 416,470 shares, or approximately 1.38% of the 30,015,000 Public Shares sold in the Initial Public Offering, to be voted in favor of an initial Business Combination that is structured as a statutory merger or consolidation with another company in order to have our initial Business Combination approved by a Special Resolution, the parties to the Letter Agreement do not acquire any Class A Ordinary Shares.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares have the right to vote (i) to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we, or our Sponsor, will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the Abra Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes, if any, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $701,592 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.33 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. CBIZ, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per Public Share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.05 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $701,592 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.05 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three officers: Mr. Alex Coleman, Mr. Gary Smith and Mr. Leo Valentine. They are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by CBIZ, our independent registered public accountant. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as the Abra Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business, including Abra. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2026, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following April 25, 2030, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no operating revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, which is completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, including the Abra Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as Abra, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to our shareholders in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	if we do not consummate the Abra Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Abra, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure our shareholders that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to shareholders of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond April 25, 2027 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are not limited to evaluating a target business in a particular industry sector, if the Abra Business Combination is not consummated, our shareholders may be unable to ascertain the merits or risks of any particular target business’ operations;

●	if the Abra Business Combination is not consummated, we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the Abra Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	if our initial Business Combination, such as the Abra Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Public Shares after or in connection with such initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

Risks Relating to the Post-Business Combination Company

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders.

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	if we do not complete the Abra Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit our shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.003 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-third of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, Cantor and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For more detailed descriptions of these and other risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Second Quarter Form 10-Q and (iii) 2025 Third Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Abra and the Abra Business Combination, please see the Abra Registration Statement, once filed.

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

The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one-third of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $301,650,750 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.33 per Public Share as of December 31, 2025 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, such as the Abra Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Abra, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 401 S County Road #2588, Palm Beach, Florida 33480, and our telephone number is (561) 231-7070. The cost for our use of this space is included in the $20,000 per month fee we pay to our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such, or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “NPACU”, “NPAC” and “NPACW”, respectively. Our Public Units commenced public trading on April 24, 2025, and our Public Shares and Public Warrants commenced separate public trading on June 16, 2025.

(b)	Holders

On March 31, 2026, there were three holders of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

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

(g)	Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 Second Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on December 4, 2024 for the purpose of effecting a Business Combination. Our Sponsor is New Providence Holdings III, LLC.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Abra Business Combination, will be successful.

Our IPO Registration Statement became effective on April 23, 2025. On April 25, 2025, we consummated our Initial Public Offering of 30,015,000 Public Units, including 3,915,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-third of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $300,150,000.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $301,650,750 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until April 25, 2027 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On March 16, 2026, we entered into the Abra BCA with Abra and Merger Sub. Pursuant to the Abra BCA and subject to the terms and conditions set forth therein, (i) on or prior to the closing of the Abra BCA, our Company will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act and the applicable provisions of the Delaware General Corporation Law; and (ii) following the Domestication (as defined in the Abra BCA), (A) Merger Sub will merge with and into Abra, with Abra continuing as the surviving entity and, as a result of which, each issued and outstanding share of Abra immediately prior to the effective time of the Merger shall no longer be outstanding and shall automatically be cancelled in exchange for a number of shares of our common stock (equal to the Exchange Ratio (as defined in the Abra BCA). As a result of the Merger and the other transactions contemplated by the Abra BCA, Abra will become our wholly-owned subsidiary, all upon the terms and subject to the conditions set forth in the Abra BCA.

For a full description of the Abra Business Combination Agreement and the proposed Abra Business Combination, please see Item 1. “Business”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 4, 2024 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Abra Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $7,675,973, which consists of interest income on marketable securities held in the Trust Account of $8,345,393, offset by general and administrative costs of $669,420.

For the period from December 4, 2024 (inception) through December 31, 2024, we had a net loss of $18,530, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $301,650,750 was placed in the Trust Account. We incurred fees of $18,631,614 in the Initial Public Offering, consisting of $5,220,000 of cash underwriting fee, the Deferred Fee of $12,789,000 and $622,614 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $739,616. Net income of $7,675,973 was affected by interest earned on marketable securities held in the Trust Account of $8,345,393. Changes in operating assets and liabilities utilized $70,196 of cash for operating activities.

For the period from December 4, 2024 (inception) through December 31, 2024, cash used in operating activities was $31,020. Net loss of $18,530 was affected by formation costs paid by the Sponsor in exchange for issuance of Class B Ordinary Shares of $5,108. Changes in operating assets and liabilities utilized $17,598 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $309,996,143 (including $8,345,393 of interest income), which was invested in money market funds that invest in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2025, we had cash held outside of the Trust Account of approximately $701,592 and a working capital surplus of $714,436. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $285,045 was fully repaid upon the consummation of our Initial Public Offering on April 25, 2025. No additional borrowing is available under the IPO Promissory Note. As of December 31, 2025 and 2024, we had $0 and $68,020, respectively, outstanding under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 25, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on April 23, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, the Company incurred $162,000 in fees for these services and paid $182,000 of which $20,000 is reported as prepaid expenses in the balance sheets of the financial statements included elsewhere this Report.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any. On April 25, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $5,220,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.00% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 6.00% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $12,789,000 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. One of the more significant accounting estimates included in the audited financial statements included elsewhere in this Report is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of our Initial Public Offering and Private Placement. As of December 31, 2025 and 2024, other than as stated above, we did not have any other critical accounting estimates to be disclosed.

Recent Accounting Standards

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. Management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alexander Coleman	59	Co-Chief Executive Officer and Co-Chairman
Gary Smith	63	Co-Chief Executive Officer and Co-Chairman
Leo Valentine	39	Chief Financial Officer and Director
Rick Mazer	80	Director
Daniel Ginsberg	73	Director
Timothy Gannon	77	Director
Greg Stevens	54	Director

The experience of our directors and executive officers is as follows:

Alexander Coleman, our Co-Chief Executive Officer and Co-Chairman since inception, has 20 years of institutional private equity experience, focused predominantly on U.S. based middle market companies operating in the food and beverage, information, satellite communications, and business services and specialized manufacturing markets. Mr. Coleman is managing partner of New Providence Corp, an investment firm investing in consumer companies. Mr. Coleman was most recently Chairman of NPA I from 2019 to 2021 and served as Chairman of NPA II from 2020 until its liquidation in 2024. Mr. Coleman is the founder and Managing Partner of Annex Capital Management LLC, a U.S. based private equity group founded in 2004. Annex Capital focuses on making control investments in middle market companies in a broad array of industries, and also acquires distressed debt and direct equity in the secondary market. Concurrently with Annex Capital, Mr. Coleman was a co-Head and Managing Partner of Citicorp Venture Capital, Citi’s New York based leveraged buyout fund. Prior to these positions, from 1996 through to 2004, Mr. Coleman was a Managing Investment Partner and co-Head of Dresdner Kleinwort Capital LLC, Dresdner Bank’s North American merchant banking group. While at Dresdner, Mr. Coleman oversaw the bank’s U.S. based private equity businesses, which included control and minority equity investing, mezzanine, distressed senior debt and, for a period of time, a fund-of-funds program. From 1989 to 1995, Mr. Coleman worked with several groups while at Citi, including the Media Group, the Restructuring Group and Citicorp Venture Capital. Mr. Coleman received an MBA from the University of Cambridge and a BA in Economics from the University of Vermont. Mr. Coleman has served as a Director and Chairman of the Board for numerous private and public companies, including Remy International Inc. (Nasdaq: REMY), StackTeck Systems Ltd., Maxcess International, TeleCorp PCS, Hypercube (f/k/a KMC Telecom), Mrs. Field’s Famous Brands Inc., Gardenburger Inc., NurseFinders Inc., Waddington International, Inc. and JAC Products, Inc. We believe Mr. Coleman’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a director.

Gary P. Smith, our Co-Chief Executive Officer and Co-Chairman since inception, has held senior management positions at PepsiCo, Red Bull, Big Red, Inc. and NPA I. Mr. Coleman is managing partner of New Providence Corp, an investment firm investing in consumer companies. Mr. Smith was most recently CEO of NPA I from 2019 to 2021 and served as CEO and CFO of NPA II from 2020 until its liquidation in 2024. As CEO of Big Red from 2007 to 2018, he built a diversified beverage company by acquiring numerous, complementary brands across many segments of the market over a 10-year period, ultimately selling the business to Keurig Dr Pepper. He also led the buy side acquisition and integration of All Sport, Nesbitt’s, NuGrape, Thomas Kemper, HyDrive Energy Water and XYIENCE Energy Drink. Prior to Big Red, Mr. Smith joined Red Bull as the executive vice president of a three person board of directors each operating as the co-CEO. He held direct responsibility for sales, trade marketing, motorsports marketing, finance, information systems, legal department, supply chain, operations and human resources. Mr. Smith continued to serve as the senior board member and corporate secretary from 2000 to 2007 while leading all day to day efforts as the Chief Operating Officer. Before taking over the leadership role at Red Bull, Mr. Smith enjoyed a successful career with PepsiCo, Inc. from 1986 to 2000. He began his career in Dallas with PepsiCo Food Systems where he held positions with increasing responsibility that led up to his role as division president. In his last role with PepsiCo, Mr. Smith led the West Florida Bottling Operations for Pepsi Bottling Group. Mr. Smith holds an M.B.A. degree with a concentration in finance from The University of Dallas. He also holds a Bachelor of Business Administration degree in finance from Mississippi State University. We believe Mr. Smith’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a director.

Leo Valentine, our Chief Financial Officer and director since inception, has been the chief financial officer of New Providence Holdings, an investment firm since October 2024. Prior to this, from September 2023 to October 2024, Mr. Valentine was Director of Financial Planning and Analysis (FP&A) at Public Square (Nasdaq: PSQH), where he was responsible for driving strategic financial initiatives and supporting corporate growth through financial planning, capital raising, performance analysis, and scenario modeling. Prior to joining Public Square, from October 2019 to August 2023, he was an Associate Director at Protiviti, where he led financial due diligence engagements for both buy-side and sell-side transactions, working with clients, sponsors, and prospective buyers. Before that, Leo was a Transaction Services Manager at Grant Thornton, where he executed financial and accounting due diligence for a global client base across various industries. Earlier in his career, Leo held positions at Crowe Horwath and Deloitte, where he specialized in risk compliance, audit, and advisory services for financial institutions. His extensive background in financial modeling, quality of earnings analysis, and capital structure assessments has been pivotal in supporting client decision-making throughout the deal cycle. Leo holds a Bachelor of Science in Accounting and Finance from Rutgers University and is a licensed Certified Public Accountant in the State of New York. He is also a member of the American Institute of CPAs. We believe that Mr. Valentine’s extensive experience in capital markets and M&A, including due diligence, financial analysis, and transaction execution, make him well qualified to serve as a director.

Rick Mazer has served as an independent director since April 2025. Mr. Mazer has served as a director at New Providence Holdings, an investment firm since 2019 and served on the board of directors of NPA I from 2019 until its business combination and NPA II from 2021 until its liquidation in 2024. Mr. Mazer served on the Board of the Culinary Institute of America from 2007 to 2019 retiring as Chairman. Mr. Mazer has also been a member of the boards of Food for All, Gardenburger, Thrifty Foods of Burlington, and Hospital Cost Consultants and Accountants, Inc. Mr. Mazer previously served as President and Chief Executive Officer of Ventura Foods from 1997 to 2010, where he played a key role in growing the company’s sales from $500 million to more than $2 billion annually. Prior to joining Ventura Foods, Mr. Mazer was a consultant to producers, manufacturers, retailers, and grocery and convenience store wholesalers. Mr. Mazer also previously held management positions at Deloitte and Touche, Kidder, Peabody & Co. and Boston Consulting Group. Mr. Mazer received degrees in Economics and Industrial Management from the Massachusetts Institute of Technology. We believe that Mr. Mazer’s extensive executive and deep consumer industry background make him well qualified to serve as a director.

Daniel Ginsberg has served as an independent director since April 2025. Mr. Ginsberg has served as a director at New Providence Holdings, an investment firm, since 2019 and served on the board of directors of NPA I from 2019 until its business combination and NPA II from 2021 until its liquidation in 2024. Mr. Ginsberg served on the Board of Potbelly Corporation from 2014-2020, the last two as Chairman. Mr. Ginsberg previously served as Chief Executive Officer of Dermalogica from 2011 to 2014, and has a comprehensive background in branding strategy, marketing, and advertising. Prior to these positions, Mr. Ginsberg served as Chief Executive Officer of Red Bull North America until 2008. Before taking over the leadership role at Red Bull, Mr. Ginsberg was an advertising and marketing executive who held executive positions at agencies such as NW Ayer, Cunningham & Walsh and dGWB. Mr. Ginsberg also served as Chief Marketing Officer at Hardee’s. Mr. Ginsberg received an MA in Communications and Marketing from Boston University. Mr. Ginsberg continually works as a consultant in support of companies such as Boody North America, Golden West Food Group, Perfect Hydration alkaline water, and KOE kombucha. We believe that Mr. Ginsberg’s extensive executive and marketing expertise make him well qualified to serve as a director.

Timothy Gannon has served as an independent director since April 2025. Mr. Gannon has served as a director at New Providence Holdings, an investment firm, since 2019 and served on the board of directors of NPA I from 2019 until its business combination and NPA II from 2021 until its liquidation in 2024. Mr. Gannon is a Co-Founder of Outback Steakhouse, where he was a senior executive responsible for food and menu oversight through its public offering in 2012. In 2006, Mr. Gannon co-founded OSI Restaurant Partners, an operator of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Roy’s Restaurant and Fleming’s Prime Steakhouse & Wine Bar units. Prior to co-founding Outback Steakhouse, Mr. Gannon spent 14 years at other restaurant groups including Steak & Ale and Copeland’s Cajun Café. In 1994, Mr. Gannon was named Entrepreneur of the Year by Inc. magazine. Other honors include the Florida Restaurant Association’s Lifetime Achievement Award, an honorary Doctorate in Business Administration and Food Service Management from Johnson & Wales University, and induction into both the U.S. Business Hall of Fame and the Tampa Bay Chamber of Commerce Business Hall of Fame. Mr. Gannon received a BA in Art History from Florida State University. We believe that Mr. Gannon’s entrepreneurial experience and deep consumer industry background make him well qualified to serve as a director.

Greg Stevens has served as an independent director since April 2025. Mr. Stevens has served as a director at New Providence Holdings, an investment firm since 2019 and served on the board of directors of NPA II from 2021 until its liquidation in 2024. Mr. Stevens has focused on retailer profitability through the combination of digital marketing services, advertising technologies, advertising sales and both SaaS and enterprise e-commerce platforms. He has 22 years of experience leading start-ups and mid-market companies. Greg was at the helm of three firms that were successfully sold to private equity and publicly traded holding companies. He has a proven track record of successfully managing companies through growth and restructuring phases. Greg is currently an advisor to multiple technology businesses as well as a board member at a SaaS marketing firm. Greg also serves as Executive Vice President at Advantage Solutions and is a board member at a marketing technology firm. We believe that Mr. Stevens’ extensive executive and deep consumer industry background make him well qualified to serve as a director.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on (i) the appointment and removal of directors or (ii) continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of our shareholders. The term of office of the first class of directors, which consists of Mr. Stevens and Mr. Ginsberg, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Mr. Mazer and Mr. Gannon, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Coleman, Mr. Smith and Mr. Valentine, will expire at the third annual general meeting. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

Our Board of Directors has established the Audit Committee. Mr. Mazer, Mr. Gannon and Mr. Ginsberg serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Mr. Mazer, Mr. Gannon and Mr. Ginsberg are each independent.

Mr. Mazer serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Mr. Mazer qualifies as an “audit committee financial expert” as defined in the applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

Our Board of Directors has established the Compensation Committee of our Board of Directors. The members of our Compensation Committee are Mr. Gannon, Mr. Ginsberg, Mr. Stevens and Mr. Mazer. Mr. Ginsberg serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a Compensation Committee of at least two members, all of whom must be independent. Mr. Gannon, Mr. Ginsberg, Mr. Stevens and Mr. Mazer are each independent. We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officers based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and are directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee considers the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605I(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Rick Mazer, Daniel Ginsberg, Timothy Gannon and Greg Stevens. In accordance with Rule 5605I(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On April 4, 2025, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor, pursuant to the IPO Promissory Note, to cover offering-related and organizational expenses;

●	reimbursement for office space, administrative and shared personnel support services made available to us by our Sponsor, in an amount equal to $20,000 per month, pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our independent directors, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, such as the Abra Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Our Chief Financial Officer, Leo Valentine, has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor. In addition, each of our independent directors has received, for their services as a director, an indirect interest in 10,000 Founder Shares through membership interests in our Sponsor.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

For more information on the employment agreements entered into in connection with the Abra Business Combination, see Item 1. “Business”  and the Abra Registration Statement, once filed.

Compensation Recovery and Clawback Policy

On April 4, 2025, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 31, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 38,390,825 Ordinary Shares, consisting of (i) 30,887,075 Class A Ordinary Shares and (ii) 7,503,750 Class B Ordinary Shares, issued and outstanding as of March 31, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants as these Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
New Providence Holdings III, LLC(3)	611,075	1.98%	7,503,750	100.00%	21.14%
Alexander Coleman(3)	611,075	1.98%	7,503,750	100.00%	21.14%
Gary Smith(3)	611,075	1.98%	7,503,750	100.00%	21.14%
Leo Valentine(3)	—	—	—	—	—
Rick Mazer(3)	—	—	—	—	—
Daniel Ginsberg(3)	—	—	—	—	—
Timothy Gannon(3)	—	—	—	—	—
Greg Stevens(3)	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	611,075	1.98%	7,503,750	100.00%	21.14%

Other 5% Shareholders
MMCAP Parties(4)	2,200,000	7.12%	—	—	5.73%
Magnetar Parties(5)	1,750,000	5.67%	—	—	4.56%
AQR Capital Management, LLC(6)	1,613,832	5.22%	—	—	4.20%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o New Providence Acquisition Corp. III, 401 S County Road #2588, Palm Beach, FL 33480.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	New Providence Holdings III, LLC, our Sponsor, is the record holder of such Ordinary Shares. Alexander Coleman and Gary Smith are the managing members of New Providence Holdings III, LLC and hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Each of Alexander Coleman and Gary Smith disclaims any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest each of them may have therein, directly or indirectly. All of our officers and directors are members of our Sponsor. Our Chief Financial Officer, Leo Valentine, has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor. In addition, each of our independent directors has received, for their services as a director, an indirect interest in 10,000 Founder Shares through membership interests in our Sponsor. Each such person disclaims any beneficial ownership of the reported Ordinary Shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G/A filed with the SEC on February 13, 2026 by (i) MMCAP International Inc. SPC, a Cayman Islands company (“MMCAP International”) and (ii) MM Asset Management Inc., a company incorporated under the laws of Ontario, Canada (“MM Asset Management”, and together with MMCAO International, the “MMCAP Parties”). The principal business address of MMCAP International is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The principal business address of MM Asset Management is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, ON Canada M5J 2S1.

(5)	According to a Schedule 13G filed with the SEC on August 8, 2025 by(i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund – T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	According to a Schedule 13G/A filed with the SEC on November 12, 2025 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company “(“AQR Holdings”), and (iii) AQR Arbitrage, LLC a Delaware limited liability company (“AQR Arbitrage”, collectively with AQR Capital and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Greenwich, Connecticut 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Abra Business Combination, please see Item 1. “Business” and the Abra Registration Statement, once filed.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 4, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in the Initial Public Offering in exchange for 5,750,000 Founder Shares. On March 25, 2025, we, through a share recapitalization, issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor and therefore the Sponsor now holds 7,503,750 Founder Shares, at approximately, $0.003 per share.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 30,015,000 Public Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Shares comprising part of the Private Placement Units). Up to 978,750 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment was exercised. On April 25, 2025, the Underwriters fully exercised their Over-Allotment Option, and such 978,750 Founder Shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Unis Purchase Agreements, we completed the private sale of an aggregate of 872,075 Private Placement Units to our Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $8,720,750. Of those 872,075 Private Placement Units, (i) the Sponsor purchased 611,075 Private Placement Units and (ii) Cantor purchased 261,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (and the underlying securities) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination and (ii) will be entitled to registration.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Commencing on April 23, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, the Company incurred $162,000 in fees for these services and paid $182,000 of which $20,000 is reported as prepaid expenses in the balance sheets of the financial statements included elsewhere this Report.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $285,045 was fully repaid upon the consummation of our Initial Public Offering on April 25, 2025. No additional borrowing is available under the IPO Promissory Note. As of December 31, 2025 and 2024, we had $0 and $68,020, respectively, outstanding under the IPO Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, we did not have any borrowings under any Working Capital Loans.

We have until the end of the Combination Period to consummate an initial Business Combination, or until such earlier liquidation date as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within the Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to further extend the Combination Period. If we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

Any of the foregoing payments to our Sponsor, repayments pursuant to the IPO Promissory Note issued to our Sponsor or repayments of any Working Capital Loans prior to our initial Business Combination, have been and will continue to be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the Abra Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

For more information on the agreements entered into in connection with the Abra Business Combination, see Item 1. “Business” and the Abra Registration Statement, once filed.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Rick Mazer, Daniel Ginsberg, Timothy Gannon and Greg Stevens are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to CBIZ for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. The aggregate fees of CBIZ for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and the period from December 4, 2024 (inception) through December 31, 2024 totaled approximately $124,893 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ for any audit-related fees for during the year ended December 31, 2025 and the period from December 4, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2025 and the period from December 4, 2024 (inception) through December 31, 2024, we incurred $8,560 and $0 for tax fees.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay CBIZ for any other services for the year ended December 31, 2025 and the period from December 4, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 199)	F-2

Financial Statements:

Balance Sheets as of December 31, 2025 and 2024	F-3

Statements of Operations for the Year Ended December 31, 2025 and for the Period from December 4, 2024 (Inception) Through December 31, 2024	F-4

Statements of Changes in Shareholders’ (Deficit) Equity for the Year Ended December 31, 2025 and for the Period from December 4, 2024 (Inception) Through December 31, 2024	F-5

Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from December 4, 2024 (Inception) Through December 31, 2024	F-6

Notes to Financial Statements	F-7 to F-19

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

NEW PROVIDENCE ACQUISITION CORP. III

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 199)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from December 4, 2024 (Inception) Through December 31, 2024	F-4
Statements of Changes in Shareholders’ (Deficit) Equity for the Year Ended December 31, 2025 and for the Period from December 4, 2024 (Inception) Through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from December 4, 2024 (Inception) Through December 31, 2024	F-6
Notes to Financial Statements	F-7 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Providence Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Providence Acquisition Corp. III (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2025 and for the period from December 4, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from December 4, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities within 24 months from the closing of the Company’s initial public offering. The Company entered into a business combination agreement with a business combination target on March 16, 2026; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction. Additionally, the Company lacks the Capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CBIZ CPAS P.C.

We have served as the Company’s auditor since 2025.

Houston, TX

March 31, 2026

NEW PROVIDENCE ACQUISITION CORP. III

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets:
Current assets
Cash	$701,592	$—
Prepaid insurance	52,445	—
Prepaid expenses	56,083	23,784
Total current assets	810,120	23,784
Deferred offering costs	—	53,708
Marketable securities held in Trust Account	309,996,143	—
Total Assets	$310,806,263	$77,492

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	$20,684	$—
Accrued offering costs	75,000	—
Due to related party	—	3,002
IPO Promissory Note – related party	—	68,020
Total current liabilities	95,684	71,022
Deferred Underwriting Fee payable	12,789,000	—
Total Liabilities	12,884,684	71,022

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 30,015,000 and 0 shares at redemption value of $10.33 and $0.00 per share as of December 31, 2025 and 2024	309,996,143	—

Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 872,075 and 0 shares issued and outstanding (excluding 30,015,000 and 0 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	87	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)(2)	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(12,075,401)	(18,530)
Total Shareholders’ (Deficit) Equity	(12,074,564)	6,470
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$310,806,263	$77,492

(1)	On March 25, 2025, the Company, through a share recapitalization, issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).

(2)	At December 31, 2024, the amount of Class B Ordinary Shares included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from December 4, 2024 (Inception) Through December 31,
	2025	2024
General and administrative costs	$669,420	$18,530
Loss from operations	(669,420)	(18,530)

Other income:
Interest earned on marketable securities held in Trust Account	8,345,393	—
Other income	8,345,393	—
Net income (loss)	$7,675,973	$(18,530)

Basic weighted average shares outstanding, Ordinary Shares subject to redemption	20,558,219	—

Basic net income per share, Ordinary Shares subject to redemption	$0.27	$—

Diluted weighted average shares outstanding, Ordinary Shares subject to redemption	20,558,219	—

Diluted net income per share, Ordinary Shares subject to redemption	$0.27	$—

Basic weighted average shares outstanding of Ordinary Shares not subject to redemption (1) (2)	7,792,688	6,525,000

Basic net income (loss) per share, Ordinary Shares not subject to redemption	$0.27	$(0.00)

Diluted weighted average shares outstanding of Ordinary Shares not subject to redemption (1) (2)	8,101,062	6,525,000

Diluted net income per Ordinary Share, Ordinary Shares not subject to redemption	$0.27	$(0.00)

(1)	On March 25, 2025, the Company, through a share recapitalization, issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).

(2)	At December 31, 2024, the amount of Class B Ordinary Shares included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE

PERIOD FROM DECEMBER 4, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 4, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor(1)(2)	—	—	7,503,750	750	24,250	—	25,000

Net loss	—	—	—	—	—	(18,530)	(18,530)

Balance – December 31, 2024	—	—	7,503,750	750	24,250	(18,530)	6,470

Sale of 872,075 Private Placement Units	872,075	87	—	—	8,720,663	—	8,720,750

Fair value of Public Warrants at issuance	—	—	—	—	1,390,695	—	1,390,695

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(103,824)	—	(103,824)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,031,784)	(19,732,844)	(29,764,628)

Net income	—	—	—	—	—	7,675,973	7,675,973

Balance – December 31, 2025	872,075	$87	7,503,750	$750	$—	$(12,075,401)	$(12,074,564)

(1)	On March 25, 2025, the Company, through a share recapitalization, issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).

(2)	At December 31, 2024, the amount of Class B Ordinary Shares included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from December 4, 2024 and (Inception) Through December 31,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$7,675,973	$(18,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	—	5,108
Interest earned on marketable securities held in Trust Account	(8,345,393)	—
Changes in operating assets and liabilities:
Prepaid expenses	(35,433)	(20,600)
Prepaid insurance	(52,445)	—
Accounts payable and accrued expenses	20,684	—
Due to related party	(3,002)	3,002
Net cash used in operating activities	(739,616)	(31,020)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(301,650,750)	—
Net cash used in investing activities	(301,650,750)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	294,930,000	—
Proceeds from sale of Private Placement Units	8,720,750	—
Due from Sponsor	(366,125)	—
Repayment of due from Sponsor	366,125	—
Proceeds from IPO Promissory Note - related party	217,025	68,020
Repayment of IPO Promissory Note - related party	(285,045)	—
Payment of offering costs	(490,772)	(37,000)
Net cash provided by financing activities	303,091,958	31,020

Net Change in Cash	701,592	—
Cash – Beginning of period	—	—
Cash – End of period	$701,592	$—

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$16,708
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$3,184
Accretion of Class A Ordinary Shares to redemption value	29,764,628	—
Offering costs included in accrued offering costs	$75,000	$—
Deferred Underwriting Fee payable	$12,789,000	$—

The accompanying notes are an integral part of these financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 1 — Organization and Business Operations

New Providence Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 4, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an initial Business Combination target in any industry. As of December 31, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.33 per Public Share as of December 31, 2025.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had operating cash and equivalents of $701,592 and a working capital surplus of $714,436. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements were issued. Management plans to address this uncertainty through a Business Combination, however, completing a Business Combination is dependent on various uncertainties.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying financial statements is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of the Initial Public Offering. Considerations used in the determination of fair values of the Warrants are disclosed in Note 8. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $701,592 in cash and no cash equivalents as of December 31, 2025 and no cash or cash equivalents as of December 31, 2024.

Marketable Securities Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $309,996,143, were held in money market funds that invest in U.S. treasury securities. Investments held in the Trust Account are presented at fair value at each balance sheet date, with unrealized gains and losses resulting from changes in fair value included in earnings as a component of interest earned on marketable securities held in Trust Account in the accompanying statements of operations.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to its short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets. There were no Class A Ordinary Shares subject to possible redemption at December 31, 2024. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(1,390,695)
Class A Ordinary Shares issuance costs	(18,527,790)
Plus:
Remeasurement of carrying value to redemption value	29,764,628
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$309,996,143

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period. Diluted net income (loss) per share attributable to holders of Ordinary Shares adjusts the basic net income (loss) per share attributable to holders of Ordinary Shares and the weighted-average Ordinary Shares outstanding for the potentially dilutive impact of outstanding Warrants. However, because the Warrants are anti-dilutive, they have been excluded from the diluted income (loss) per Ordinary Share for the periods presented.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC 480-10-S99, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per Ordinary Share.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Year Ended December 31, 2025		For the Period from December 4, 2024 (Inception) Through December 31, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$5,566,112	$2,109,861	$—	$(18,530)
Denominator
Basic weighted average Ordinary Shares outstanding	20,558,219	7,792,688	—	6,525,000
Basic net income (loss) per Ordinary Share	$0.27	$0.27	$—	$(0.00)

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

	For the Year Ended December 31, 2025		For the Period from December 4, 2024 (Inception) Through December 31, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$5,506,221	$2,169,752	$—	$(18,530)
Denominator
Diluted weighted average Ordinary Shares outstanding	20,558,219	8,101,062	—	6,525,000
Diluted net income per Ordinary Share	$0.27	$0.27	$—	$(0.00)

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Equity-classified awards are measured at fair value on the grant date and recognized as compensation expense over the requisite service period, subject to the satisfaction of any applicable vesting or performance conditions.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. Management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

On April 23, 2025, the Sponsor granted membership interests equivalent to an aggregate of 90,000 Founder Shares to the Company’s Chief Financial Officer (“CFO”) and four independent directors of the Company in exchange for their services as CFO and independent directors, respectively, through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 23, 2025 was $90,000 or $1.00 per share. The Company established the initial fair value Founder Shares on April 23, 2025, the date of the agreement governing such grant, using a calculation prepared by a third party valuation team which takes into consideration the market adjustment of 10.0%, a risk-free rate of 5.35% and a share price of $9.95. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of December 31, 2025 and 2024, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. As of December 31, 2025 and 2024, the Company had $0 and $68,020, respectively, outstanding borrowings under the IPO Promissory Note. On April 25, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $285,045. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

As of April 25, 2025, the Sponsor owed the Company an aggregate amount of $366,125, representing the unpaid balance of the Private Placement Unit purchase by the Sponsor at the closing of the Initial Public Offering. This balance was repaid during the period ended December 31, 2025. As of December 31, 2025, there were no balances due from Sponsor.

Administrative Services Agreement

The Company entered into an administrative services agreement, dated April 23, 2025, with the Sponsor (the “Administrative Services Agreement”) through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the year ended December 31, 2025, the Company incurred $162,000 in fees for these services and paid $182,000 of which $20,000 is reported as prepaid expenses in the Company’s accompanying balance sheets.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required (the “Working Capital. Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 there were 872,075 Class A Ordinary Shares issued and outstanding, excluding the 30,015,000 Public Shares subject to possible redemption, respectively. As of December 31, 2024, there were no Class A Ordinary Shares issued and outstanding and no shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 and 2024, respectively, there were 7,503,750 Class B Ordinary Shares issued and outstanding.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Warrants

As of December 31, 2025, there were 10,295,692 Warrants outstanding, including 10,005,000 Public Warrants and 290,692 Private Placement Warrants. At December 31, 2024, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

		December 31,
	Level	2025
Assets:
Marketable securities held in Trust Account	1	$309,996,143

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

	December 31, 2025	December 31, 2024
Cash	$701,592	$—
Marketable securities held in Trust Account	$309,996,143	$—

	For the Year Ended December 31, 2025	For the Period from December 4, 2024 (Inception) Through December 31, 2024
General administrative costs	$669,420	$18,530
Interest earned on marketable securities held in Trust Account	$8,345,393	$—

The CODM reviews interest earned on marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheets date through the date that the accompanying financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On March 16, 2026, the Company entered into a Business Combination Agreement (the “Abra BCA”) with (i) Abra Financial Holdings, Inc., a Delaware corporation (together with its successors, “Abra”), and (ii) Aether Merger Sub I, Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Abra BCA and subject to the terms and conditions set forth therein, (i) on or prior to the closing of the transactions contemplated by the Abra BCA (collectively, the “Abra Business Combination”), the Company will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act (Revised) of the Cayman Islands and the applicable provisions of the Delaware General Corporation Law; and (ii) following the Domestication (as defined in the Abra BCA), (A) Merger Sub will merge with and into Abra, with Abra continuing as the surviving entity (the “Merger”) and, as a result of which, each issued and outstanding share of Abra immediately prior to the effective time of the Merger shall no longer be outstanding and shall automatically be cancelled in exchange for a number of shares of common stock of the Company equal to the Exchange Ratio (as defined in the Abra BCA). As a result of the Merger and the other transactions contemplated by the Abra BCA, Abra will become a wholly-owned subsidiary of the Company, all upon the terms and subject to the conditions set forth in the Abra BCA.

EXHIBIT INDEX

No.	Description of Exhibit
1	Underwriting Agreement, dated April 23, 2025, by and between the Company and Cantor, as representative of the several Underwriters. (2)
2	Business Combination Agreement, dated as of March 16, 2026, by and among the Company, Abra and Merger Sub. (3) +†
3	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Public Warrant Certificate. (1)
4.4	Warrant Agreement, dated April 23, 2025, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated December 4, 2024, issued by the Company to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated December 4, 2024, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated April 23, 2025, by and between the Company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated April 23, 2025, by and among the Company and certain security holders. (2)
10.5	Private Placement Units Purchase Agreement, dated April 23, 2025, by and between the Company and the Sponsor. (2)
10.6	Private Placement Units Purchase Agreement, dated April 23, 2025, by and between the Company and the Cantor. (2)
10.7	Letter Agreement, dated April 23, 2025, by and among the Company, its officers and directors, and the Sponsor. (2)
10.8	Administrative Services Agreement, dated April 23, 2025, by and between the Company and the Sponsor. (2)
10.9	Form of Indemnity Agreement. (2)
10.10	Form of Company Support Agreement, dated as of March 16, 2026, by and among the Company, Abra and the holders party thereto. (3) +†
10.11	Form of Lock-Up Agreement, dated as of March 16, 2026, by and among the Company and the holders party thereto. (3) †
10.12	Sponsor Support Agreement, dated as of March 16, 2026, by and among the Company, Abra and the Sponsor. (3) †
10.13	Non-Competition and Non-Solicitation Agreement, dated as of March 16, 2026, by and between the Company and Bill Barhydt. (3) †
10.14	Form of Amended and Restated Registration Rights Agreement. (3) †
14	Form of Code of Business Conduct and Ethics, adopted April 4,2025. (1)
19	Insider Trading Policies and Procedures, adopted April 4, 2025.*
21	List of subsidiaries of the Company.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted April 4, 2025.*
99.1	Audit Committee Charter.(1)
99.2	Compensation Committee Charter.(1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-286411), filed with the SEC on April 7, 2025.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2026	New Providence Acquisition Corp. III

	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary Smith	Co-Chief Executive Officer and Co-Chairman	March 31, 2026
Gary Smith	(Principal Executive Officer)

/s/ Leo Valentine	Chief Financial Officer and Director	March 31, 2026
Leo Valentine	(Principal Financial and Accounting Officer)

/s/ Alexander Coleman	Co-Chief Executive Officer and Co-Chairman	March 31, 2026
Alexander Coleman

/s/ Rick Mazer	Director	March 31, 2026
Rick Mazer

/s/ Daniel Ginsberg	Director	March 31, 2026
Daniel Ginsberg

/s/ Timothy Gannon	Director	March 31, 2026
Timothy Gannon

/s/ Greg Stevens	Director	March 31, 2026
Greg Stevens