Form 10-Q
period 2026-03-31
New Providence Acquisition Corp. III/Cayman
filed 2026-05-14
CIK 2048948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 30,887,075 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 14, 2025;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026.

●	“2025 Third Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 14, 2025;

●	“Abra” are to Abra Financial Holdings, Inc., a Delaware corporation;

●	“Abra BCA” are to the Business Combination Agreement, dated March 16, 2026, we entered into with (i) Abra and (ii) Merger Sub;

●	“Abra Business Combination” are to the transactions contemplated by the Abra BCA and the related ancillary documents, collectively;

●	“Abra Registration Statement” are to the Registration Statement on Form S-4 to be filed with the SEC in connection with the Abra Registration Statement, which will include a preliminary proxy statement/prospectus;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 23, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“CBIZ” are to CBIZ CPAs P.C., our independent registered public accounting firm;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of April 4, 2025;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 25, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to New Providence Acquisition Corp. III, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $12,789,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 25, 2025;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 7, 2025, as amended, and declared effective on April 23, 2025 (File No. 333-286411);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated April 23, 2025, which we entered into with our Sponsor, our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger” are to Merger Sub merging with and into Abra, with Abra continuing as the surviving entity;

●	“Merger Sub” are to Aether Merger Sub I Corp., a Delaware corporation and our direct wholly owned subsidiary;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“NPA I” are to New Providence Acquisition Corp., a SPAC;

●	“NPA II” are to New Providence Acquisition Corp. II, a SPAC;

●	“Option Units” are to the 3,915,000 Public Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with Cantor, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.42 per Public Share as of March 31, 2026 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 23, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to New Providence Holdings III, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $301,650,750 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated April 23, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, April 23, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated April 23, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets:	(Unaudited)
Current assets
Cash	$324,608	$701,592
Prepaid insurance	13,111	52,445
Prepaid expenses	193,601	56,083
Total current assets	531,320	810,120
Marketable securities held in Trust Account	312,721,919	309,996,143
Total Assets	$313,253,239	$310,806,263

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,096,228	$20,684
Accrued offering costs	75,000	75,000
Total current liabilities	1,171,228	95,684
Deferred Underwriting Fee payable	12,789,000	12,789,000
Total Liabilities	13,960,228	12,884,684

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 30,015,000 shares at redemption value of $10.42 and $10.33 per share as of March 31, 2026 and December 31, 2025, respectively	312,721,919	309,996,143

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 872,075 shares issued and outstanding (excluding 30,015,000 shares subject to possible redemption) as of as of March 31, 2026 and December 31, 2025	87	87
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding as of as of March 31, 2026 and December 31, 20251)	750	750
Additional paid-in capital	—	—
Accumulated deficit	(13,429,745)	(12,075,401)
Total Shareholders’ Deficit	(13,428,908)	(12,074,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$313,253,239	$310,806,263

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).
(2)	At December 31, 2025, included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$1,354,344	$60,685
Loss from operations	(1,354,344)	(60,685)

Other income:
Interest earned on marketable securities held in Trust Account	2,725,776	—
Other income	2,725,776	—
Net income (loss)	$1,371,432	$(60,685)

Basic and diluted weighted average shares outstanding, Ordinary Shares subject to redemption	30,015,000	—

Basic and diluted net income per share, Ordinary Shares subject to redemption	$0.04	$—

Basic and diluted weighted average shares outstanding of Ordinary Shares not subject to redemption (1) (2)	8,375,825	6,525,000

Basic and diluted net income (loss) per share, Ordinary Shares not subject to redemption	$0.04	$(0.01)

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).
(2)	Excludes 978,750 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2025	872,075	$87	7,503,750	$750	$—	$(12,075,401)	$(12,074,564)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,725,776)	(2,725,776)

Net income	—	—	—	—	—	1,371,432	1,371,432

Balance – March 31, 2026 (unaudited)	872,075	$87	7,503,750	$750	$—	$(13,429,745)	$(13,428,908)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025	—	$—	7,503,750	$750	$24,250	$(18,530)	$6,470

Net loss	—	—	—	—	—	(60,685)	(60,685)

Balance – March 31, 2025 (unaudited)	—	$—	7,503,750	$750	$24,250	$(79,215)	$(54,215)

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).
(2)	Includes up to 978,750 Class B Ordinary Shares which were subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

UNAUIDTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$1,371,432	$(60,685)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,725,776)	—
Changes in operating assets and liabilities:
Prepaid expenses	(137,518)	20,650
Prepaid insurance	39,334	—
Accounts payable and accrued expenses	1,075,544	13,970
Due to related party	—	(3,002)
Net cash used in operating activities	(376,984)	(29,067)

Cash Flows from Financing Activities:
Proceeds from IPO Promissory Note - related party	—	171,267
Payment of offering costs	—	(142,200)
Net cash provided by financing activities	—	29,067

Net Change in Cash	(376,984)	—
Cash – Beginning of period	701,592	—
Cash – End of period	$324,608	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$39,765
Accretion of Class A Ordinary Shares to redemption value	2,725,776	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On January 30, 2026, in connection with the Abra BCA (as defined below) Aether Merger Sub I Corp., a Delaware company (hereinafter, “Merger Sub”), was formed and is wholly-owned subsidiary of the Company.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Following the closing of the Initial Public Offering, on April 25, 2025, the amount of $301,650,750 ($10.05 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account are held in cash, including in demand deposit accounts at a bank, or invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct Treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by April 25, 2027, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.42 per Public Share as of March 31, 2026.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had operating cash and equivalents of $324,608 and a working capital deficit of $639,908. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 25, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aether Merger Sub I Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed consolidated financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying unaudited condensed consolidated financial statements is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of the Initial Public Offering. Considerations used in the determination of fair values of the Warrants are disclosed in Note 8. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $324,608 and $701,592 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $312,721,919 and $309,996,143, respectively, were held in money market funds that invest in U.S. treasury securities. Investments held in the Trust Account are presented at fair value at each balance sheet date, with unrealized gains and losses resulting from changes in fair value included in earnings as a component of interest earned on marketable securities held in Trust Account in the accompanying statements of operations.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(1,390,695)
Class A Ordinary Shares issuance costs	(18,527,790)
Plus:
Remeasurement of carrying value to redemption value	29,764,628
Class A Ordinary Shares subject to possible redemption, December 31, 2025	309,996,143
Plus:
Remeasurement of carrying value to redemption value	2,725,776
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$312,721,919

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

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,072,223	$299,209	$—	$(60,685)
Denominator
Basic and diluted weighted average Ordinary Shares outstanding	30,015,000	8,375,825	—	6,525,000
Basic and diluted net income (loss) per Ordinary Share	$0.04	$0.04	$—	$(0.01)

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Equity-classified awards are measured at fair value on the grant date and recognized as compensation expense over the requisite service period, subject to the satisfaction of any applicable vesting or performance conditions.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

On April 23, 2025, the Sponsor granted membership interests equivalent to an aggregate of 90,000 Founder Shares to the Company’s Chief Financial Officer (“CFO”) and four independent directors of the Company in exchange for their services as CFO and independent directors, respectively, through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 23, 2025 was $90,000 or $1.00 per share. The Company established the initial fair value Founder Shares on April 23, 2025, the date of the agreement governing such grant, using a calculation prepared by a third party valuation team which takes into consideration the market adjustment of 10.0%, a risk-free rate of 5.35% and a share price of $9.95. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of March 31, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the IPO Promissory Note. On April 25, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $285,045. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

As of April 25, 2025, the Sponsor owed the Company an aggregate amount of $366,125, representing the unpaid balance of the Private Placement Unit purchase by the Sponsor at the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there were no balances due from Sponsor.

Administrative Services Agreement

The Company entered into an administrative services agreement, dated April 23, 2025, with the Sponsor (the “Administrative Services Agreement”) through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred $60,000 in fees for these services and paid $80,000 of which $20,000 is reported as prepaid expenses in the Company’s accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company did not incur any fees for these services.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required (the “Working Capital. Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Business Combination Agreement

On March 16, 2026, the Company entered into a Business Combination Agreement (the “Abra BCA”) with (i) Abra Financial Holdings, Inc., a Delaware corporation (together with its successors, “Abra”), and (ii) Aether Merger Sub I Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Abra BCA and subject to the terms and conditions set forth therein, (i) on or prior to the closing of the transactions contemplated by the Abra BCA (collectively, the “Abra Business Combination”), the Company will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act (Revised) of the Cayman Islands and the applicable provisions of the Delaware General Corporation Law; and (ii) following the Domestication (as defined in the Abra BCA), (A) Merger Sub will merge with and into Abra, with Abra continuing as the surviving entity (the “Merger”) and, as a result of which, each issued and outstanding share of Abra immediately prior to the effective time of the Merger shall no longer be outstanding and shall automatically be cancelled in exchange for a number of shares of common stock of the Company equal to the Exchange Ratio (as defined in the Abra BCA). As a result of the Merger and the other transactions contemplated by the Abra BCA, Abra will become a wholly-owned subsidiary of the Company, all upon the terms and subject to the conditions set forth in the Abra BCA.

Related Agreements

Company Support Agreement

Simultaneously with the execution of the Business Combination Agreement, stockholders of Abra holding capital stock of Abra sufficient to approve the adoption of the Business Combination Agreement and approve the Merger and the other transactions contemplated by the Business Combination Agreement (the “Company Support Stockholders”) entered into support agreements (each, a “Company Support Agreement”), pursuant to which, among other things, each Company Support Stockholder agreed to vote its shares of capital stock of Abra (the “Subject Stock”) in favor of the adoption of the Business Combination Agreement, the ancillary documents, the approval of the Transactions and any amendments to Abra’s organizational documents in connection therewith, subject to certain customary conditions. Each Company Support Stockholder also agreed to take certain other actions in support of the Business Combination Agreement and the Transactions (and any actions required in furtherance thereof) and to refrain from taking actions that would adversely affect their ability to perform such Company Support Stockholder’s obligations under the Company Support Agreement and each such Company Support Stockholder unconditionally and irrevocably waived any and all pre-emption rights, rights of first offer, rights of first refusal, rights of participation, tag-along rights and all other similar rights that such Company Support Stockholder may have in respect of the Transactions. Each Company Support Stockholder also agreed not to transfer their Subject Stock during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, subject to certain customary exceptions.

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, certain stockholders of Abra (the “Lock-Up Holders”) entered into lock-up agreements (each, a “Lock-Up Agreement”), pursuant to which each Lock-Up Holder agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of the Company’s Common Stock to be received by such Lock-Up Holder in the Transactions, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of the Company’s Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is eighteen (18) months after the Closing (subject to early release on the earlier upon (x) the date on which the volume-weighted average trading price of Pubco Class A Shares quoted on Nasdaq (or such other exchange on which the Pubco Class A Shares may then be listed) is greater than or equal to $12.50 for any 10 trading days within any 20 trading day period beginning after the Closing and (y) subsequent to the Closing, the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of the Company’s Common Stock for cash, securities, or other property), subject to certain customary transfer exceptions.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, Abra and the Sponsor, entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to (A) waive its anti-dilution rights with respect to the Founder Shares held by the Sponsor; and (B) vote all of the Company’s ordinary shares held by it in favor of (i) the Business Combination Agreement and the Transactions (ii) each other proposal included in the proxy statement for the Company Special Meeting and for which the Company’s board of directors has recommended that the Company shareholders vote in favor and against any competing transaction. In addition to the foregoing, the Sponsor Support Agreement prevents transfers of the securities of the Company held by the Sponsor between the date of the Sponsor Support Agreement and its termination, subject to certain limited exceptions. Additionally, the Sponsor agreed to amend the insider letter, which was entered into in connection with the Company’s initial public offering (the “Insider Letter”), as follows:

With respect to 50% of the Founder Shares (the “Unlocked Founder Shares”):

(a)	If the Net Cash Proceeds upon the Closing are less than $75 million, the Unlocked Founder Shares shall be subject to Lock-Up (as defined in the Insider Letter) for a period of 180 days following the Closing;

(b)	If the Net Cash Proceeds are equal to or greater than $75 million, but less than $100 million, the Unlocked Founder Shares shall be subject to Lock-Up (as defined in the Insider Letter) for a period of 90 days following the Closing;

(c)	If the Net Cash Proceeds are equal to or greater than $100 million, the Unlocked Founder Shares shall not be subject to Lock-Up (as defined in the Insider Letter) and will be freely tradeable upon the Closing (subject to any restrictions imposed by the Securities Act).

With respect to the remaining 50% of the Founder Shares, such Founder Shares shall be subject to a lock-up period of eighteen (18) months from the Closing (the “Lock-Up Period”), provided, that such Founder Shares will released from Lock-Up (as defined in the Insider Letter), during the Lock-Up Period, the volume-weighted average price of SPAC’s common stock is equal to or greater than $12.50 for 10 trading days in any 20-trading day period.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, Mr. Barhydt, the Chief Executive Officer of Abra (the “Non-Compete Party”), entered into a Non-Competition and Non-Solicitation Agreement (the “Non-Competition Agreement”) in favor of the Company and its subsidiaries (the “Covered Parties”), pursuant to which the Non-Compete Party will agree for a period of 2 years after the Closing not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. The Non-Compete Party also agreed not to disparage the Covered Parties and to customary confidentiality requirements.

Amended and Restated Registration Rights Agreement

Prior to the Closing, the Company, the Sponsor and certain stockholders of Abra will enter into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) that will amend and restate the registration rights agreement entered into at the time of the Company’s initial public offering, pursuant to which such stockholders of the Company, along with certain existing shareholders of the Company, will be entitled to customary demand and piggyback registration rights.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025 there were 872,075 Class A Ordinary Shares issued and outstanding, excluding the 30,015,000 Public Shares subject to possible redemption.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025 there were 7,503,750 Class B Ordinary Shares issued and outstanding.

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 10,295,692 Warrants outstanding, including 10,005,000 Public Warrants and 290,692 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

Description	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$312,721,919	$309,996,143

As of April 25, 2025, the fair value of the Public and Private Placement Warrants is $1,390,695 and $40,406, respectively, or $0.139 per Public and Private Placement Warrant. The fair value of Public and Private Placement Warrants was determined using the Monte Carlo Simulation Model. The Public and Private Placement Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public and Private Placement Warrants:

April 25, 2025
Underlying stock price	$10.00
Exercise price	$11.50
Volatility	4.9%
Remaining term (years)	7.01
Risk-free rate	3.98%
Pre-adjusted value per share	$1.39
Implied market adjustment	10.0%

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

	March 31, 2026	December 31, 2025
Cash	$324,608	$701,592
Marketable securities held in Trust Account	$312,721,919	$309,996,143

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General administrative costs	$1,354,344	$60,685
Interest earned on marketable securities held in Trust Account	$2,725,776	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed consolidated balance sheets date through the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

For more information on thee Abra Business Combination, please see the 2025 Annual Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 4, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Abra Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,371,432, which consists of interest income on marketable securities held in the Trust Account of $2,725,776, offset by general and administrative costs of $1,354,344.

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

For the three months ended March 31, 2026, cash used in operating activities was $376,984. Net income of $1,371,432 was affected by interest earned on marketable securities held in the Trust Account of $2,725,776. Changes in operating assets and liabilities provided $977,360 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $29,067. Net loss of $60,685 was affected by changes in operating assets and liabilities provided $31,618 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $ 312,721,919 (including $11,071,169 of interest income), which was invested in money market funds that invest in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026, we had cash held outside of the Trust Account of approximately $324,608 and a working capital deficit of $639,908. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through April 25, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through March 31, 2026 have been satisfied throughthe net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $285,045 was fully repaid upon the consummation of our Initial Public Offering on April 25, 2025. No additional borrowing is available under the IPO Promissory Note. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report under Item 1 “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 25, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on April 23, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, the Company incurred $60,000 in fees for these services and paid $80,000 of which $20,000 is reported as prepaid expenses in the condensed consolidated balance sheets of the unaudited condensed consolidated financial statements included elsewhere this Report. For the three month ended March 31, 2025, the Company did not incur any fees for these services.

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

Company Support Agreement

Simultaneously with the execution of the Business Combination Agreement, stockholders of Abra holding capital stock of Abra sufficient to approve the adoption of the Business Combination Agreement and approve the Merger and the other transactions contemplated by the Business Combination Agreement (the “Company Support Stockholders”) entered into support agreements (each, a “Company Support Agreement”), pursuant to which, among other things, each Company Support Stockholder agreed to vote its shares of capital stock of Abra (the “Subject Stock”) in favor of the adoption of the Business Combination Agreement, the ancillary documents, the approval of the Transactions and any amendments to Abra’s organizational documents in connection therewith, subject to certain customary conditions. Each Company Support Stockholder also agreed to take certain other actions in support of the Business Combination Agreement and the Transactions (and any actions required in furtherance thereof) and to refrain from taking actions that would adversely affect their ability to perform such Company Support Stockholder’s obligations under the Company Support Agreement and each such Company Support Stockholder unconditionally and irrevocably waived any and all pre-emption rights, rights of first offer, rights of first refusal, rights of participation, tag-along rights and all other similar rights that such Company Support Stockholder may have in respect of the Transactions. Each Company Support Stockholder also agreed not to transfer their Subject Stock during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, subject to certain customary exceptions.

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, certain stockholders of Abra (the “Lock-Up Holders”) entered into lock-up agreements (each, a “Lock-Up Agreement”), pursuant to which each Lock-Up Holder agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of the Company’s Common Stock to be received by such Lock-Up Holder in the Transactions, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of the Company’s Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is eighteen (18) months after the Closing (subject to early release on the earlier upon (x) the date on which the volume-weighted average trading price of Pubco Class A Shares quoted on Nasdaq (or such other exchange on which the Pubco Class A Shares may then be listed) is greater than or equal to $12.50 for any 10 trading days within any 20 trading day period beginning after the Closing and (y) subsequent to the Closing, the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of the Company’s Common Stock for cash, securities, or other property), subject to certain customary transfer exceptions.

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, Abra and the Sponsor, entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to (A) waive its anti-dilution rights with respect to the Founder Shares held by the Sponsor; and (B) vote all of the Company’s ordinary shares held by it in favor of (i) the Business Combination Agreement and the Transactions (ii) each other proposal included in the proxy statement for the Company Special Meeting and for which the Company’s board of directors has recommended that the Company shareholders vote in favor and against any competing transaction. In addition to the foregoing, the Sponsor Support Agreement prevents transfers of the securities of the Company held by the Sponsor between the date of the Sponsor Support Agreement and its termination, subject to certain limited exceptions. Additionally, the Sponsor agreed to amend the insider letter, which was entered into in connection with the Company’s initial public offering (the “Insider Letter”), as follows:

With respect to 50% of the Founder Shares (the “Unlocked Founder Shares”):

(a)	If the Net Cash Proceeds upon the Closing are less than $75 million, the Unlocked Founder Shares shall be subject to Lock-Up (as defined in the Insider Letter) for a period of 180 days following the Closing;

(b)	If the Net Cash Proceeds are equal to or greater than $75 million, but less than $100 million, the Unlocked Founder Shares shall be subject to Lock-Up (as defined in the Insider Letter) for a period of 90 days following the Closing;

(c)	If the Net Cash Proceeds are equal to or greater than $100 million, the Unlocked Founder Shares shall not be subject to Lock-Up (as defined in the Insider Letter) and will be freely tradeable upon the Closing (subject to any restrictions imposed by the Securities Act).

With respect to the remaining 50% of the Founder Shares, such Founder Shares shall be subject to a lock-up period of eighteen (18) months from the Closing (the “Lock-Up Period”), provided, that such Founder Shares will released from Lock-Up (as defined in the Insider Letter), during the Lock-Up Period, the volume-weighted average price of SPAC’s common stock is equal to or greater than $12.50 for 10 trading days in any 20-trading day period.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, Mr. Barhydt, the Chief Executive Officer of Abra (the “Non-Compete Party”), entered into a Non-Competition and Non-Solicitation Agreement (the “Non-Competition Agreement”) in favor of the Company and its subsidiaries (the “Covered Parties”), pursuant to which the Non-Compete Party will agree for a period of 2 years after the Closing not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. The Non-Compete Party also agreed not to disparage the Covered Parties and to customary confidentiality requirements.

Amended and Restated Registration Rights Agreement

Prior to the Closing, the Company, the Sponsor and certain stockholders of Abra will enter into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) that will amend and restate the registration rights agreement entered into at the time of the Company’s initial public offering, pursuant to which such stockholders of the Company, along with certain existing shareholders of the Company, will be entitled to customary demand and piggyback registration rights.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. One of the more significant accounting estimates included in the unaudited condensed consolidated financial statements included elsewhere in the Report is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of our Initial Public Offering and Private Placement. As of March 31, 2026, the Company did not have any other critical accounting estimates requiring disclosure, as the warrants are classified as equity and are not subject to remeasurement at each reporting period.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025 and September 30, 2025, as filed with the SEC on August 14, 2025 and November 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as provided below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by the 36 Month period. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on April 23, 2025 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until April 25, 2027 to consummate our initial Business Combination.

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

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to 36-Months in order to avoid a suspension of our securities from trading on and delisting from Nasdaq If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC
●	limited availability of market quotations for our securities
●	reduced liquidity for our securities;
●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities
●	limited news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreements and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Initial Shareholders, Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, directors, officers and Advisors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities. Pursuant to the terms of the Underwriting Agreement, our Board would not amend the provisions of the Letter Agreement with respect to the waiver of redemption rights with respect to the Founder Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 872,075 Private Placement Units to the Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $8,720,750. Of those 872,075 Private Placement Units, the Sponsor purchased 611,075 Private Placement Units and Cantor purchased 261,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, the Report.

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

NEW PROVIDENCE ACQUISITION CORP. III

Date: May 14, 2026	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Leo Valentine
	Name:	Leo Valentine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)