Form 10-Q
period 2026-06-30
New Providence Acquisition Corp. III/Cayman
filed 2026-08-14
CIK 2048948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 30,887,075 Class A Ordinary Shares, par value $0.0001 per share, and 7,503,750 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEW PROVIDENCE ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 14, 2025;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026.

•	“2025 Third Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 14, 2025;

•	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Abra” are to Abra Financial Holdings, Inc., a Delaware corporation;

●	“Abra BCA” are to the Business Combination Agreement, dated March 16, 2026, we entered into with (i) Abra and (ii) Merger Sub;

●	“Abra Business Combination” are to the transactions contemplated by the Abra BCA and the related ancillary documents, collectively;

●	“Abra Registration Statement” are to the Registration Statement on Form S-4 to be filed with the SEC in connection with the Abra Registration Statement, which will include a preliminary proxy statement/prospectus;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated April 23, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co, the representative of the Underwriters (as defined below);

●	“CBIZ” are to CBIZ CPAs P.C., our independent registered public accounting firm;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of April 4, 2025;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to April 25, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to New Providence Acquisition Corp. III, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Conversion Units” are to units which the WCL Notes (as defined below) are convertible into at a conversion price of $10.00 per Conversion Unit, with each unit consisting of one Class A Ordinary Share and one-third of one Warrant, with each whole warrant exercisable for one Class A Ordinary Share, subject to adjustment as provided in the IPO Registration Statement;

●	“Deferred Fee” are to the additional aggregate fee of $12,789,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on April 25, 2025;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 7, 2025, as amended, and declared effective on April 23, 2025 (File No. 333-286411);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated April 23, 2025, which we entered into with our Sponsor, our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger” are to Merger Sub merging with and into Abra, with Abra continuing as the surviving entity;

●	“Merger Sub” are to Aether Merger Sub I Corp., a Delaware corporation and our direct wholly owned subsidiary;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“NPA I” are to New Providence Acquisition Corp., a SPAC;

●	“NPA II” are to New Providence Acquisition Corp. II, a SPAC;

●	“Option Units” are to the 3,915,000 Public Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,915,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated April 23, 2025, which we entered into with Cantor, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.51 per Public Share as of June 30, 2026 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 23, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to New Providence Holdings III, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $301,650,750 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated April 23, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, April 23, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated April 23, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	WCL Notes” are to the unsecured promissory notes that the Company issued to the Co-Chief Executive Officers on June 8, 2026, each in the aggregate principal amount of up to $750,000 for the Company’s working capital needs, for a total aggregate principal amount of $1,500,000; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW PROVIDENCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets:	(Unaudited)
Current assets
Cash	$63,822	$701,592
Prepaid insurance	—	52,445
Prepaid expenses	162,108	56,083
Total current assets	225,930	810,120
Marketable securities held in Trust Account	315,489,953	309,996,143
Total Assets	$315,715,883	$310,806,263

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,122,044	$20,684
Accrued offering costs	75,000	75,000
Advances from related party	200,000	—
Total current liabilities	1,397,044	95,684
Deferred Underwriting Fee payable	12,789,000	12,789,000
Total Liabilities	14,186,044	12,884,684

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 30,015,000 shares at redemption value of $10.51 and $10.33 per share as of June 30, 2026 and December 31, 2025, respectively	315,489,953	309,996,143

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 872,075 shares issued and outstanding (excluding 30,015,000 shares subject to possible redemption) as of as of June 30, 2026 and December 31, 2025	87	87
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding as of as of June 30, 2026 and December 31, 2025(1)(2)	750	750
Additional paid-in capital	—	—
Accumulated deficit	(13,960,951)	(12,075,401)
Total Shareholders’ Deficit	(13,960,114)	(12,074,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$315,715,883	$310,806,263

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).
(2)	At December 31, 2025, included up to 978,750 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$531,206	$156,028	$1,885,550	$216,713
Loss from Operations	(531,206)	(156,028)	(1,885,550)	(216,713)

Other Income
Interest earned on marketable securities held in Trust Account	2,768,034	2,208,932	5,493,810	2,208,932
Other income	2,768,034	2,208,932	5,493,810	2,208,932
Net income	$2,236,828	$2,052,904	$3,608,260	$1,992,219

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares subject to redemption	30,015,000	22,011,000	30,015,000	11,005,500

Basic and diluted net income per share, Class A Ordinary Shares subject to redemption	$0.06	$0.07	$0.09	$0.11

Basic weighted average shares outstanding of Ordinary Shares not subject to redemption	8,375,825	7,882,272	8,375,825	7,203,636

Basic net income per share, Ordinary Shares not subject to redemption	$0.06	$0.07	$0.09	$0.11

Diluted weighted average shares outstanding of Ordinary Shares not subject to redemption	8,375,825	8,143,272	8,375,825	7,823,511

Diluted net income per share, Ordinary Shares not subject to redemption	$0.06	$0.07	$0.09	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	872,075	$87	7,503,750	$750	$—	$(12,075,401)	$(12,074,564)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,725,776)	(2,725,776)

Net income	—	—	—	—	—	1,371,432	1,371,432

Balance – March 31, 2026 (unaudited)	872,075	87	7,503,750	750	—	(13,429,745)	(13,428,908)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,768,034)	(2,768,034)

Net income	—	—	—	—	—	2,236,828	2,236,828

Balance – June 30, 2026 (unaudited)	872,075	$87	7,503,750	$750	$—	$(13,960,951)	$(13,960,114)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2025(1)(2)	—	$—	7,503,750	$750	$24,250	$(18,530)	$6,470

Net loss	—	—	—	—	—	(60,685)	(60,685)

Balance – March 31, 2025 (unaudited)	—	—	7,503,750	750	24,250	(79,215)	(54,215)

Sale of 872,075 Private Placement Units	872,075	87	—	—	8,720,663	—	8,720,750

Fair value of Public Warrants at issuance	—	—	—	—	1,390,695	—	1,390,695

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(103,824)	—	(103,824)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,031,784)	(13,596,383)	(23,628,167)

Net income	—	—	—	—	—	2,052,904	2,052,904

Balance – June 30, 2025 (unaudited)	872,075	$87	7,503,750	$750	$—	$(11,622,694)	$(11,621,857)

(1)	On March 25, 2025, the Company through a share recapitalization issued an additional 1,753,750 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,503,750 Founder Shares. All share and per share data is retroactively presented (see Note 5).
(2)	Includes up to 978,750 Class B Ordinary Shares which were subject to forfeiture if the Over-Allotment Option was not exercised in full by the Underwriters (see Note 5). As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on April 25, 2025, the 978,750 Class B Ordinary Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$3,608,260	$1,992,219
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,493,810)	(2,208,932)
Changes in operating assets and liabilities:
Prepaid expenses	(106,025)	(19,827)
Prepaid insurance	52,445	(131,113)
Accounts payable and accrued expenses	1,101,360	16,003
Due to related party	—	(3,002)
Net cash used in operating activities	(837,770)	(354,652)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(301,650,750)
Net cash used in investing activities	—	(301,650,750)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	294,930,000
Proceeds from sale of Private Placement Units	—	8,720,750
Due from Sponsor	—	(366,125)
Repayment of due from Sponsor	—	366,125
Proceeds from IPO Promissory Note - related party	—	217,025
Repayment of IPO Promissory Note – related party	—	(285,045)
Advances from related party	200,000	—
Payment of offering costs	—	(490,772)
Net cash provided by (used in) financing activities	200,000	303,091,958

Net Change in Cash	(637,770)	1,086,556
Cash – Beginning of period	701,592	—
Cash – End of period	$63,822	$1,086,556

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Deferred offering costs included in accrued offering costs	$—	$12,789,000
Accretion of Class A Ordinary Shares to redemption value	$5,493,810	23,628,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On January 30, 2026, in connection with the Abra BCA (as defined below), Aether Merger Sub I Corp., a Delaware company (hereinafter, “Merger Sub”), was formed and is wholly-owned subsidiary of the Company.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 4, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.51 per Public Share as of June 30, 2026.

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had operating cash and equivalents of $63,822 and a working capital deficit of $1,171,114. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 25, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $63,822 and $701,592 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $315,489,953 and $309,996,143, respectively, were held in money market funds that invest in U.S. treasury securities. Investments held in the Trust Account are presented at fair value at each balance sheet date, with unrealized gains and losses resulting from changes in fair value included in earnings as a component of interest earned on marketable securities held in Trust Account in the accompanying statements of operations.

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Convertible Promissory Notes

The Company accounts for convertible debt instruments in accordance with ASC 470. The Company evaluates each convertible instrument issued to determine whether any embedded features require bifurcation as derivative instruments pursuant to ASC 815 or separate classification pursuant to ASC 480.

The Company evaluated the WCL Notes’ embedded conversion feature and concluded that, while the feature meets certain characteristics of an embedded derivative, it qualifies for the scope exception applicable to contracts indexed to and settled in the Company's own equity. Accordingly, the conversion feature is not required to be bifurcated and separately accounted for as a derivative liability.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”) the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants	(1,390,695)
Class A Ordinary Shares issuance costs	(18,527,790)
Plus:
Remeasurement of carrying value to redemption value	29,764,628
Class A Ordinary Shares subject to possible redemption, December 31, 2025	309,996,143
Plus:
Remeasurement of carrying value to redemption value	2,725,776
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$312,721,919
Plus:
Remeasurement of carrying value to redemption value	2,768,034
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$315,489,953

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period. Diluted net income per share attributable to holders of Ordinary Shares adjusts the basic net income per share attributable to holders of Ordinary Shares and the weighted-average Ordinary Shares outstanding for the potentially dilutive impact of outstanding Warrants. However, because the Warrants are anti-dilutive, they have been excluded from the diluted income per Ordinary Share for the periods presented.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC 480-10-S99, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per Ordinary Share.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended June 30, 2026		For Six Months Ended June 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,748,813	$488,015	$2,821,037	$787,223
Denominator
Basic and diluted weighted average Ordinary Shares outstanding	30,015,000	8,375,825	30,015,000	8,375,825
Basic and diluted net income per Ordinary Share	$0.06	$0.06	$0.09	$0.09

	For the Three Months Ended June 30, 2025		For Six Months Ended June 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,511,593	$541,311	$1,204,086	$788,133
Denominator
Basic weighted average Ordinary Shares outstanding	22,011,000	7,882,272	11,005,500	7,203,636
Basic net income per Ordinary Share	$0.07	$0.07	$0.11	$0.11

	For the Three Months Ended June 30, 2025		For Six Months Ended June 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,498,510	$554,394	$1,164,446	$827,773
Denominator
Diluted weighted average Ordinary Shares outstanding	22,011,000	8,143,272	11,005,500	7,823,511
Diluted net income per Ordinary Share	$0.07	$0.07	$0.11	$0.11

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

On April 23, 2025, the Sponsor granted membership interests equivalent to an aggregate of 90,000 Founder Shares to the Company’s Chief Financial Officer (“CFO”) and four independent directors of the Company in exchange for their services as CFO and independent directors, respectively, through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 23, 2025 was $90,000 or $1.00 per share. The Company established the initial fair value Founder Shares on April 23, 2025, the date of the agreement governing such grant, using a calculation prepared by a third party valuation team which takes into consideration the market adjustment of 10.0%, a risk-free rate of 5.35% and a share price of $9.95. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the IPO Promissory Note. On April 25, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $285,045. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

The Company entered into an administrative services agreement, dated April 23, 2025, with the Sponsor (the “Administrative Services Agreement”) through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000 in fees for these services, respectively, and paid $140,000 of which $20,000 is reported as prepaid expenses in the Company’s accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the Company incurred and paid $42,000 and $62,000 in fees for these services, respectively, of which $20,000 is included in prepaid expenses in the accompanying condensed balance sheets as of June 30, 2025.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender.

On June 8, 2026, the Company issued unsecured promissory notes (the “WCL Notes”), each in the aggregate principal amount of up to $750,000 to the Company’s co-Chief Executive Officers (the “Lenders”), for the Company’s working capital needs, for a total aggregate principal amount of $1,500,000. The WCL Notes do not bear interest and mature upon the earlier of the closing of an initial Business Combination and the Company’s liquidation. Amounts outstanding under the respective WCL Notes are convertible, at the option of the respective Lender, into units of the Company (the “Conversion Units”), at a conversion price of $10.00 per Conversion Unit, with each unit consisting of one Class A Ordinary Share and one-third of one warrant, with each whole warrant exercisable for one Class A Ordinary Share at $11.50 per share, subject to adjustment as provided in the IPO Registration Statement. The Conversion Units will be identical to the Private Placement Units issued to the Sponsor at the Initial Public Offering. The Conversion Units are entitled to registration rights.

As of June 30, 2026, no amounts were drawn from the WCL Notes.

Advances from Related Party

On May 29, 2026, prior to the issuance of the WCL Notes, the Sponsor advanced $200,000 to fund the Company's working capital needs. The advance is unsecured, bears no interest, and is payable on demand. There are no stated maturity dates, scheduled repayment terms, conversion rights, settlement provisions, or other material terms associated with the advance. As of June 30, 2026, the outstanding balance of the advance was $200,000.

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

JUNE 30, 2026

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025 there were 872,075 Class A Ordinary Shares issued and outstanding, excluding the 30,015,000 Public Shares subject to possible redemption.

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025 there were 7,503,750 Class B Ordinary Shares issued and outstanding.

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

Warrants

As of June 30, 2026 and December 31, 2025, there were 10,295,692 Warrants outstanding, including 10,005,000 Public Warrants and 290,692 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

JUNE 30, 2026

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$315,489,953	$309,996,143

As of April 25, 2025, the fair value of the Public and Private Placement Warrants was $1,390,695 and $40,406, respectively, or $0.139 per Public and Private Placement Warrant. The fair value of Public and Private Placement Warrants was determined using the Monte Carlo Simulation Model. The Public and Private Placement Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public and Private Placement Warrants:

April 25, 2025
Underlying stock price	$10.00
Exercise price	$11.50
Volatility	4.9%
Remaining term (years)	7.01
Risk-free rate	3.98%
Pre-adjusted value per share	$1.39
Implied market adjustment	10.0%

NEW PROVIDENCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$63,822	$701,592
Marketable securities held in Trust Account	$315,489,953	$309,996,143

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$531,206	$156,028	$1,885,550	$216,713
Interest earned on marketable securities held in Trust Account	$2,768,034	$2,208,932	$5,493,810	$2,208,932

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 4, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Abra Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,236,828, which consists of interest income on marketable securities held in the Trust Account of $2,768,034, offset by general and administrative costs of $531,206.

For the three months ended June 30, 2025, we had net income of $2,052,904, which consists of interest income on marketable securities held in the Trust Account of $2,208,932, offset by general and administrative costs of $156,028.

For the six months ended June 30, 2026, we had net income of $3,608,260, which consists of interest income on marketable securities held in the Trust Account of $5,493,810, offset by general and administrative costs of $1,885,550.

For the six months ended June 30, 2025, we had net income of $1,992,219, which consists of interest income on marketable securities held in the Trust Account of $2,208,932, offset by general and administrative costs of $216,713.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through April 25, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $301,650,750 was initially placed in the Trust Account. We incurred fees of $18,631,614, consisting of $5,220,000 of cash underwriting fee, the Deferred Underwriting Fee of $12,789,000, and $622,614 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $837,770. Net income of $3,608,260 was affected by interest earned on marketable securities held in the Trust Account of $5,493,810. Changes in operating assets and liabilities provided $1,047,780 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $354,652. Net income of $1,992,219 was affected by interest earned on marketable securities held in the Trust Account of $2,208,932. Changes in operating assets and liabilities utilized $137,939 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $315,489,953 (including $13,839,203 of interest income), which was invested in money market funds that invest in U.S. treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of approximately $63,822 and a working capital deficit of $1,171,114. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $285,045 was fully repaid upon the consummation of our Initial Public Offering on April 25, 2025. No additional borrowing is available under the IPO Promissory Note. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings under the IPO Promissory Note.

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

On June 8, 2026, the Company issued the WCL Notes. The WCL Notes do not bear interest and mature upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. Amounts outstanding under the WCL Notes are convertible into Conversion Units. Conversion Units will be identical to the Private Placement Units issued to the Sponsor at the Initial Public Offering. The Conversion Units are entitled to registration rights. As of June 30, 2026, no amounts were drawn from the WCL Notes.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on April 23, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $20,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000 in fees for these services, respectively, and paid $140,000 of which $20,000 is reported as prepaid expenses in the condensed consolidated balance sheets of the unaudited condensed consolidated financial statements included elsewhere in this Report. For the three and six months ended June 30, 2025, the Company incurred and paid $42,000 and $62,000 in fees for these services, respectively, of which $20,000 is included in prepaid expenses in the accompanying condensed balance sheets as of June 30, 2025.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Company Support Agreement

Simultaneously with the execution of the Business Combination Agreement, Company Support Stockholders entered into Company Support Agreements, pursuant to which, among other things, each Company Support Stockholder agreed to vote its Subject Stock in favor of the adoption of the Business Combination Agreement, the ancillary documents, the approval of the Transactions and any amendments to Abra’s organizational documents in connection therewith, subject to certain customary conditions. Each Company Support Stockholder also agreed to take certain other actions in support of the Business Combination Agreement and the Transactions (and any actions required in furtherance thereof) and to refrain from taking actions that would adversely affect their ability to perform such Company Support Stockholder’s obligations under the Company Support Agreement and each such Company Support Stockholder unconditionally and irrevocably waived any and all pre-emption rights, rights of first offer, rights of first refusal, rights of participation, tag-along rights and all other similar rights that such Company Support Stockholder may have in respect of the Transactions. Each Company Support Stockholder also agreed not to transfer their Subject Stock during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, subject to certain customary exceptions.

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, the Lock-Up Holders entered into Lock-Up Agreements, pursuant to which each Lock-Up Holder agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of the Company’s Common Stock to be received by such Lock-Up Holder in the Transactions, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of the Company’s Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is eighteen (18) months after the Closing (subject to early release on the earlier upon (x) the date on which the volume-weighted average trading price of Pubco Class A Shares quoted on Nasdaq (or such other exchange on which the Pubco Class A Shares may then be listed) is greater than or equal to $12.50 for any 10 trading days within any 20 trading day period beginning after the Closing and (y) subsequent to the Closing, the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of the Company’s Common Stock for cash, securities, or other property), subject to certain customary transfer exceptions.

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, Abra and the Sponsor, entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to (A) waive its anti-dilution rights with respect to the Founder Shares held by the Sponsor; and (B) vote all of the Company’s ordinary shares held by it in favor of (i) the Business Combination Agreement and the Transactions (ii) each other proposal included in the proxy statement for the Company Special Meeting and for which the Company’s board of directors has recommended that the Company shareholders vote in favor and against any competing transaction. In addition to the foregoing, the Sponsor Support Agreement prevents transfers of the securities of the Company held by the Sponsor between the date of the Sponsor Support Agreement and its termination, subject to certain limited exceptions. Additionally, the Sponsor agreed to amend the Insider Letter, as follows:

With respect to the Unlocked Founder Shares:

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

With respect to the remaining 50% of the Founder Shares, such Founder Shares shall be subject to the Lock-Up Period of eighteen (18) months from the Closing, provided, that such Founder Shares will released from Lock-Up (as defined in the Insider Letter), during the Lock-Up Period, the volume-weighted average price of SPAC’s common stock is equal to or greater than $12.50 for 10 trading days in any 20-trading day period.

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

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. One of the more significant accounting estimates included in the unaudited condensed consolidated financial statements included elsewhere in this Report is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of our Initial Public Offering and Private Placement. As of June 30, 2026, the Company did not have any other critical accounting estimates requiring disclosure, as the warrants are classified as equity and are not subject to remeasurement at each reporting period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) 2025 Second Quarter Form 10-Q, 2025 Third Quarter Form 10-Q and 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Abra and the Abra Business Combination, please see the Abra Registration Statement once filed.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEW PROVIDENCE ACQUISITION CORP. III

Date: August 14, 2026	By:	/s/ Gary Smith
	Name:	Gary Smith
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Leo Valentine
	Name:	Leo Valentine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)